Form 10QSB
period 2001-06-30
NEBO PRODUCTS INC
filed 2001-08-14
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

                                       Or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
         ______________

Commission File No. 333-56552

                               NEBO PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Utah                                                    87-0637063
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

12382 Gateway Parkplace, #300, Draper Utah                            84020
(Address of Principal Executive Offices)                            (Zip Code)

                                 (801) 495-2150
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Number of shares outstanding of issuer's common stock, as of August 10, 2001 was 11,257,248 shares.

Transitional Small Business Issuer Disclosure Format (Check One): Yes     No X
                                                                     ---    ---

                                Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................3

         Notes to Condensed Financial Statements........................7

Item 2.  Management's Discussion and Analysis or Plan of Operation......8


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................10

Item 2.  Changes in Securities and Use of Proceeds.....................10

Item 5.  Other Information.............................................11

Item 6.   Exhibits and Reports on Form 8-K.............................11

Signatures    .........................................................12

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                             Condensed Balance Sheet

                                                                                 June 30, 2001
                                                           December 31, 2000     (Unaudited)

Current assets:
     Cash and cash equivalents                                     $      4,376     $      3,934
     Accounts receivable, net                                           967,945          812,761
     Marketable securities                                               19,740            9,660
     Inventory                                                          795,935          773,033
     Other current assets                                                50,076          104,727
                                                                   -------------    -------------
          Total current assets                                        1,838,072        1,704,115

     Property and equipment, net                                        137,512          126,368
     Deferred offering costs                                                  -          104,715
                                                                   -------------    -------------
Total assets                                                       $  1,975,584     $  1,935,198
                                                                   =============    =============

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                              $    662,902     $    818,504
     Accrued liabilities                                                141,349          171,825
     Short-term notes payable                                         1,059,000        1,187,215
     Short-term notes payable, related party                             85,000          105,000
     Current portion of long-term debt                                  989,750          990,701
                                                                   -------------    -------------
          Total current liabilities                                   2,938,001        3,262,249

Long-term debt                                                          261,375          105,000
Long-term debt, related party                                           270,538          294,004
                                                                   -------------    -------------
          Total liabilities                                        $  3,469,914     $  3,661,249

Preferred stock, no par value, non-voting; 100,000,000
     shares authorized; no shares issued or outstanding
Common stock, no par value, voting; 100,000,000 shares
     Authorized; 11,243,915 and 11,257,248 shares issued
     and outstanding                                                    578,157          587,559
Other accumulated comprehensive loss                                     (8,670)         (18,751)
Accumulated deficit                                                  (2,063,817)      (2,294,859)
                                                                   -------------    -------------
          Total liabilities and stockholders' equity               $  1,975,584     $  1,935,198
                                                                   =============    =============




                             See accompanying notes.

                               NEBO Products, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                        2000          2001          2000          2001
                                                        ----          ----          ----          ----
Net Sales                                            $ 1,104,911   $ 1,323,260   $ 1,846,423   $ 2,207,808
Cost of sales                                           (555,205)     (672,602)     (935,988)   (1,128,604)
                                                     ------------  ------------  ------------  ------------
           Gross profit                                  549,706       650,658       910,435     1,079,204

                                                                                                 1,025,706
   Selling, general and administrative expenses          468,191       486,510       978,820        53,498
                                                     ------------  ------------  ------------
            Operating income (loss)                       81,515       164,148       (68,385)      283,211
   Interest expense                                      198,302       147,456       376,208
   Other expense (income)                                (71,920)       19,002      (142,923)        1,329
                                                     ------------  ------------  ------------  ------------
    (Loss) income before income tax                 ($    44,867) ($     2,310) ($   301,670) ($   231,042)
                                                     ------------  ------------  ------------  ------------
    Income tax expense (benefit)                               -             -             -             -
           Net loss                                 ($    44,867) ($     2,310) ($   301,670) ($   231,042)
                                                     ============  ============  ============  ============
Basic net loss per share of common stock            ($      0.00) ($      0.00) ($      0.03) ($      0.02)
                                                     ============  ============  ============  ============
Diluted net loss per share of common stock          ($      0.00) ($      0.00) ($      0.03) ($      0.02)
                                                     ============  ============  ============  ============
Weighted average shares-- basic and diluted           10,650,000    11,257,000    10,650,000    11,254,000
                                                     ============  ============  ============  ============










                             See accompanying notes.

                               NEBO Products, Inc.
                   Condensed Statement of Stockholders' Equity

                         Six Months Ended June 30, 2001
                                   (Unaudited)


                            Common Stock           Accumulated                                 Total
                               Issued             Other Compre-         Accumulated        Stockholders
                         Shares       Amount       hensive Loss           Deficit             Deficit
                        --------     -------      -------------           -------             -------
Balance at December     11,243,915  $  578,157   ($        8,670)        ($  2,063,817)      ($  1,494,330)
    31, 2000
Issuance of common          13,333       9,402                 -                     -               9,402
stock

Net loss                         -           -                 -              (231,042)           (231,042)
Increase in
unrealized loss
                                 -           -           (10,081)                    -             (10,081)
                        ----------- -----------   ---------------         -------------       -------------

Balance at June 30,
2001                    11,257,248  $  587,559   ($       18,751)        ($  2,294,859)      ($  1,726,051)
                        ==========  ==========    ===============         =============       =============














                             See accompanying notes.

                               NEBO Products, Inc.


                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                2000                2001
                                                                ----                ----
Cash flows from operating activities:
   Net loss                                                  ($     301,670)    ($     231,042)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                                        11,386             14,823
Provision for losses on accounts receivable                           6,320              2,936
Changes in operating assets and liabilities:
Accounts receivable                                                (143,093)           152,248
Inventory                                                            46,450             22,902
Other assets                                                         (2,082)           (54,651)
Deferred offering costs                                                   -           (104,715)
Accounts payable                                                    (84,894)           155,602
Other accrued liabilities                                           (38,737)            30,476
Deferred revenue                                                    (53,827)                 -
                                                              --------------     --------------
Net cash used in operating activities                              (560,147)           (11,421)
Cash flows from investing activities:

Purchases of securities                                                   -                  -
Purchases of property and equipment                                 (41,874)            (3,680)
Issuance of short term notes receivable                             (75,000)                 -
                                                              --------------     -------------
Net cash used in investing activities                              (116,874)            (3,680)
Cash flows from financing activities:
     Proceeds from long and short-term debt                         760,945            732,159
     Principal payments on short and long-term debt                (225,285)          (726,902)
     Proceeds from stock issuance                                    75,000              9,402
                                                              --------------     --------------
Net cash provided by financing activities                           562,489             14,659
                                                              --------------     --------------
Increase (decrease) in cash                                        (111,532)              (442)
Cash at beginning of period                                         179,243              4,376
                                                              --------------     --------------
Cash at end of period                                         $      64,711      $       3,934
                                                              ==============     ==============















                             See accompanying notes.

                               NEBO Products, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 2001


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2001, there were outstanding common stock equivalents to purchase 881,000 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 -- CASH FLOW INFORMATION

Interest paid during the second quarters of 2001 and 2000 totaled $147,356 and $198,302, respectively. Interest paid for the six months ended June 30, 2001 and 2000, totaled $283,211 and $376,208, respectively.

NOTE 3 -- SUBSEQUENT EVENT

Effective July 27, 2001, the maximum amount available under the Wells Fargo line of credit was reduced to $875,800 and will be reduced ratably until the default is cured. Wells Fargo has informed the Company that unless its net worth is equal to or greater than ($284,000) on or before October 31, 2001, it may choose to exercise its rights under the line of credit agreement. The Company intends to replace the Wells Fargo line of credit as soon as possible. However, there can be no assurance that it will be successful.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, and related notes thereto.

Outlook

         Our cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth. With respect to the year 2001, we expect that additional cash funding will be needed. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 5, 2001. Under the registration statement the Company registered the offer and sale of up to 4,000,000 shares of common stock at a price of $0.75 per share. The registration statement was declared effective by order of the Commission on July 16, 2001. To date no marketing of the shares has been undertaken by the Company and no shares have been sold in the offering.

         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. We do not anticipate any material capital expenditures in the next 12 months. Our existing facilities and equipment are projected to be sufficient to meet most of our growth needs during that period.

        We benefit from an experienced executive management team and board of directors. We have assembled an in-house team of respected, results-oriented marketing, sales, product development, and operations professionals, and we emphasize product innovation in pursuing our business strategy.

Results of Operations

Six months ended June 30, 2001, compared to six months ended June 30, 2000

         We experienced an increase in revenues of 20%, from $1,846,426 to $2,207,808 for the six months ended June 30, 2000, compared to the six months ended June 30, 2001. Net sales in both six-month periods were derived from the sale of products. This increase was due to expansion of sales efforts to existing and new customers, plus the addition of new product lines.

         Selling, general, and administrative expenses were $1,025,706 and $978,820 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $46,886, or approximately 5%, from 2000 to 2001. The increase over the prior year is due primarily to growth in postage and shipping expense of $59,104; the increase of rent expense of $39,780 because of the lease of a new expanded warehouse; increases in bad debt expense of $25,236; tradeshow and travel expenses of $18,643; and increases in employee benefits and insurance of $18,923.

         Interest expense was $283,211 and $376,208 for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease of $92,997 and is due to the payment of principal on some of the notes, as well as the effects of reduced interest rates.

         We had a net loss in the six months ended June 30, 2001, of $231,042, or approximately $0.02 per share, compared to a net loss of $301,670 or approximately $0.03 per share for the same period in 2000. The reduction in net loss in 2001 is due primarily to the effects of increased revenue and a decrease in interest expense.

Three months ended June 30, 2001, compared to the three months ended June 30,
2000

         Revenues increased 20%, from $1,104,911 to $1,323,260 during the three months ended June 30, 2000 and 2001, respectively. Net sales in both quarterly periods were derived from the sale of products. This increase was due to expansion of sales efforts to existing and new customers, plus the addition of new product lines.

         Selling, general, and administrative expenses were $468,191 and $486,510 for the three months ended June 30, 2000 and 2001, respectively, representing an increase of $18,319, or approximately 4%, from 2000 to 2001. The increase over the prior year is due primarily to growth in postage and shipping expense of $12,880; the increase of rent expense of $25,507 because of the lease of a new expanded warehouse; and increases in bad debt expense of $21,468.

         Interest expense was $147,456 and $198,302 for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $51,846 and is due to the payment of principal, together with the effects of reduced interest rates.

         We had a net loss during the three months ended June 30, 2001, of $2,310 or approximately $0.00 per share, compared to a net loss of $44,867 or approximately $0.00 per share in 2000. The decrease in net loss in 2001 is due primarily to increased selling, general and administrative expense and other expenses related to professional fees incurred during the three months ended June 30, 2001, partially offset by lower interest expense during the quarter.

Liquidity and Capital Resources

         We had cash of $3,934 at June 30, 2001, compared to cash of $4,376 at December 31, 2000. The working capital deficit as of June 30, 2001, was $1,424,173, compared to a deficit in working capital of $1,099,929 at December 31, 2000. The increase in working capital deficit during the three months ended June 30, 2001, is due primarily to operating losses and increases in short-term notes payable and accounts payable. As of December 31, 2000, we had total short-term debt and current portion of long-term debt of $2,133,750. At June 30, 2001, our short-term debt obligations totaled $2,271,916 and bore interest at a weighted average annual rate of 21.12%.

         We had an accumulated stockholders' deficit of $2,294,859 at June 30, 2001, compared to a deficit of $2,063,817 at December 31, 2000. This deficit at June 30, 2001, is attributed to accumulated losses since inception.

         Historically, we have financed our operations principally through loans, private placements of equity and debt securities, and product sales. We used net cash of $560,147 in operating activities during the six months ended June 30, 2000. During the six months ended June 30, 2001, our operations used $11,421 in cash. Improved cash flow was the result primarily of a decrease in accounts receivable and inventory plus an increase in accounts payable during the period.

         During 2000, we entered into an agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for up to $1.25 million in a secured credit facility consisting of a three-year revolving line of credit. At June 30, 2001, we had $1,200,000 available under the line of credit, which expires June 1, 2003. The interest rate is computed at Wells Fargo's prime rate, adjusted by features specified in the credit agreement, plus 3.5%. At June 30, 2001, the interest rate in effect was 16%, based on a default rate of prime plus 6.5%. Our equipment, general intangibles, inventory, receivables, investment property, and sums on deposit in any collateral accounts secure the credit facility. The credit facility contains restrictive covenants requiring us to maintain a minimum net equity (deficit) of ($284,000) and to achieve minimum net income of $126,000. As of June 30, 2001, we continued to be out of compliance with these covenants and were therefore subject to the default rate. The line is personally guaranteed by our chief executive officer, Scott Holmes, and two former directors, KC Holmes and Lance Heaton. As of June 30, 2001, $888,326 was outstanding on the line of credit. There are no obligations on the part of related parties to make advances or loans to the Company. Effective July 27, 2001, the maximum amount available under the Wells Fargo line of credit was reduced to $875,800 and will be reduced ratably until the default is cured. Wells Fargo has informed us that unless the net worth of NEBO Products is equal to or greater than ($284,000) on or before October 31, 2001, Wells Fargo may choose to exercise its rights under the line of credit agreement. We do not anticipate the need to borrow more than the new maximum and we intend to replace the line of credit as soon as possible. There can be no assurance that we will be able to secure additional financing or that the terms of that financing will be favorable to us. Alternative financing methods may include the issuance of equity or debt securities which are or may become convertible into our equity securities and which may result in substantial dilution to the holders of our stock.

         The following chart includes information regarding our short-term and long-term borrowings as of December 31, 2000 and June 30, 2001.

Debt as of          15% Interest     16.5% Interest   18% Interest    24% Interest      30% Interest    Prime plus 6.5% (1)

12/31/00            $159,538         $13,611          $  83,800       $1,377,575        $150,000        $881,139
6/31/01             $183,004         $11,255          $179,010        $1,221,825        $187,500        $888,326

         (1) Default interest rate. Note rate is prime plus 3.5%. The default is the result of the breach of loan covenants requiring that we maintain specific levels of net equity and net income. When the default is cured, the interest rate will return to the note rate.

         During the six months ended June 30, 2001, we refinanced several loan agreements to resolve or cure defaults. Also during the six months ended June 30, 2001, we were in default under twelve notes totaling $192,000. Under the credit agreement with Wells Fargo, we were in default of the established debt-to-equity covenants. As a result, the interest rate under the note was increased from prime plus 3.5% to prime plus 6.5% per annum, until we are again in compliance.


Forward-Looking Statements


         When used in this Form 10-QSB and in other filings by NEBO Products with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.


         NEBO Products cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.


         Unless otherwise required by applicable law, NEBO Products does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In January 2001, we received notice from a creditor, the Jacques Family Trust, that we were in default under the terms of our note with the trust. The trust filed suit to collect on the note in May 2001. Under the terms of the note, we were to pay the outstanding principal and accrued interest in full (a total of approximately $75,000), on December 31, 2000. If we failed to make payment, we were to pay penalties and increased interest totaling 5% of the outstanding principal each month until we have made payment in full of all amounts owing under the note. We have continued to pay the interest at the rate of 2% per month, but we have not made any additional payment of penalties under the note.


Item 5.  Other Information

         On August 1, 2001, Jason Lee resigned as the Company's Chief Financial Officer (CFO) to pursue other interests. On August 7, 2001, Mont Warren was named as the Company's new CFO. Mr. Warren has an extensive background in finance, accounting, information systems, and management in addition to experience in IPO and SEC related issues. Beginning in 1998 Mr. Warren held the position of Chief Financial Officer of Experior Assessments, LLC in Salt Lake City, Utah. Prior to that he worked as Chief Financial Officer of Renaissance Golf Products, Inc. from 1991 to 1998. Mr. Warren holds a Bachelors Degree in accounting with a minor in Finance/Business Composition from Brigham Young University.

On July 1, 2001, Jerry Mika was named Vice President of Sporting Goods. Mr. Mika has over 16 years of experience in sales to retail, wholesale, and commercial customers. From 1998 to 2001 he worked as a national sales representative for Utility Trailer Sales of Utah. Prior to that he held the position of Sales Manager for Tire World in Salt Lake City, Utah, managing their technical staff and selling to retail and commercial customers. In addition to his extensive sales experience, Mr. Mika has worked as a hunting and fishing guide for the last 14 years.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                                           Exhibits

The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #         Description

3.1               Articles of Incorporation*
3.2               Amended Articles of Incorporation*
3.3               Amendment to Articles of Incorporation
3.4               Bylaws*
4.1               Specimen of Common Stock Certificate*
10.1 Credit and Security Agreement dated June 1, 2000 with Wells Fargo* 10.2 First Amendment dated July 26, 2000 to Credit and Security Agreement* 10.3 Second Amendment dated September 20, 2000 to Credit and Security Agreement* 10.4 Third Amendment dated November 22, 2000 to Credit and Security Agreement* 10.5 Lease for Draper, Utah corporate offices and warehouse facility* 10.6 Exclusive Agreement for Manufacture of 13-in-1* 10.7 SK Management Trust Note* 10.8 Feather River Trust Note* 10.9 Meyers Note* 10.10 Christensen Note* 10.11 Branch Note* 10.12 S&L Family Trust Note and Agreement* 99.1 2001 Stock Option Plan*

        -------------------

* Incorporated by reference to the same-numbered exhibit to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 5, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEBO Products, Inc.



Date: August 14, 2001               By: /s/ Scott Holmes
                                        ----------------------------------------
                                           Scott Holmes, Chief Executive Officer


Date:  August 14, 2001              By: /s/ Mont Warren
                                        ----------------------------------------
                                           Mont Warren, Chief Financial Officer
                                             (Principal Accounting Officer)