Form 10QSB/A
period 2001-06-30
NEBO PRODUCTS INC
filed 2001-09-04
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Number of shares outstanding of issuer's common stock, as of August 10, 2001 was 11,257,248 shares.

Transitional Small Business Issuer Disclosure Format (Check One): Yes     No X
                                                                     --      --

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................3

         Notes to Condensed Financial Statements............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................7

Item 5.  Other Information..................................................7

Item 6.   Exhibits and Reports on Form 8-K..................................9

Signatures    .............................................................10

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                             Condensed Balance Sheet

                                                                                                           June 30, 2001
                                                                                December 31, 2000           (Unaudited)
                                                                                ---------------------    -------------------

                                                                                ---------------------    -------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                       $              4,376     $            3,934
Accounts receivable, net                                                                     967,945                812,761
Marketable securities                                                                         19,740                  9,660
Inventory                                                                                    795,935                773,033
Other current assets                                                                          50,076                104,727
                                                                                ---------------------    -------------------
    Total current assets                                                                   1,838,072              1,704,115

PROPERTY AND EQUIPMENT, net                                                                  137,512                126,368
DEFERRED OFFERING COSTS                                                                            -                 104,715
                                                                                ---------------------    -------------------
          Total assets                                                          $          1,975,584     $        1,935,198
                                                                                =====================    ===================

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable                                                                $            662,902     $          818,504
Accrued liabilities                                                                          141,349                171,825
Short-term notes payable                                                                   1,059,000              1,117,005
Short-term notes payable, related party                                                       85,000                175,210
Current portion of long-term debt                                                            989,750                979,701
                                                                                ---------------------    -------------------
    Total current liabilities                                                              2,938,001              3,262,245

LONG-TERM DEBT                                                                               261,375                105,000
LONG-TERM DEBT, related party                                                                270,538                294,004
                                                                                ---------------------    -------------------
          Total liabilities                                                     $          3,469,914     $        3,661,249
                                                                                ---------------------    -------------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, non-voting; 100,000,000 shares authorized; no
  Shares issued or outstanding                                                                     -                      -
Common stock, no par value, voting; 100,000,000 shares
  Authorized; 11,243,915 and 11,257,248 shares issued and outstanding                        578,157                587,559
Other accumulated comprehensive loss                                                          (8,670)               (18,751)
Accumulated deficit                                                                       (2,063,817)            (2,294,859)
                                                                                ---------------------    -------------------
    Total stockholders' deficit                                                           (1,494,330)            (1,726,051)

                                                                                ---------------------    -------------------
          Total liabilities and stockholders' deficit                           $          1,975,584     $        1,935,198
                                                                                =====================    ===================




                             See accompanying notes.

                               NEBO Products, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   -------------------------------- --------------------------------
                                                        2001             2000            2001             2000

                                                   ---------------- --------------- ---------------- ---------------
NET SALES                                          $     1,323,260  $    1,104,911  $     2,207,808  $    1,846,423
COST OF SALES                                              672,602         555,205        1,128,604         935,988
                                                   ---------------- --------------- ---------------- ---------------
          Gross profit                                     650,658         549,706        1,079,204         910,435

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                    486,510         468,191        1,025,706         978,820
                                                   ---------------- --------------- ---------------- ---------------
          Operating income (loss)                          164,148          81,515           53,498         (68,385)

OTHER INCOME (EXPENSE)
Interest expense                                          (147,456)       (198,302)        (283,211)       (376,208)
Other                                                      (19,002)         71,920           (1,329)        142,923
                                                   ---------------- --------------- ---------------- ---------------
          Net other expense                               (166,458)       (126,382)        (284,540)       (233,285)
                                                   ---------------- --------------- ---------------- ---------------
NET LOSS                                           ($        2,310) ($      44,867) ($      231,042) ($     301,670)
                                                   ================ =============== ================ ===============

EARNINGS PER SHARE-BASIC AND DILUTED:


Net loss per common and common equivalent          ($         0.00) ($        0.00) ($         0.02) ($        0.03)
share - basic and diluted

WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
EQUIVALENT SHARES-BASIC AND DILUTED                     11,257,000      10,650,000       11,254,000      10,650,000













                             See accompanying notes.

                               NEBO Products, Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 2001                 2000
                                                            -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    ($       231,042)    ($      301,670)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   14,823              11,386
      Provision for losses on accounts receivable                      2,936               6,320

      Net change in operating assets and liabilities:

        Accounts receivable                                          152,248            (143,093)
        Inventory                                                     22,902              46,450
        Other assets                                                 (54,651)             (2,082)
        Deferred offering costs                                     (104,715)                  -
        Accounts payable                                             155,602             (84,894)
        Other accrued liabilities                                     30,476             (38,737)
        Deferred revenue                                                   -             (53,827)
                                                            -----------------    ----------------
            Net cash used in operating activities                    (11,421)           (560,147)

CASH FLOWS FROM IVESTING ACTIVITIES:
Purchase of property and equipment                                    (3,680)            (41,874)
Issuance of short term notes receivable                                    -             (75,000)
                                                            -----------------    ----------------
            Net cash used in investing activities                     (3,680)           (116,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long and short-term debt                               732,159             787,774
Principal payments on short and long-term debt                      (726,902)           (225,285)
Proceeds from stock issuance                                           9,402                   -
                                                            -----------------    ----------------
            Net cash provided by financing activities                 14,659             562,489
                                                            -----------------    ----------------

NET DECREASE IN CASH                                                    (442)           (114,532)

Cash and cash equivalents, beginning of period                         4,376             179,243

                                                            -----------------    ----------------
Cash and cash equivalents, end of period                    $          3,934     $        64,711
                                                            =================    ================

















                             See accompanying notes.

                               NEBO Products, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 2001


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. NEBO Products, Inc. ("the Company") believes that the following disclosures are adequate to make the information presented not misleading.

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

Operating results for the six months ended June 30, 2001, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

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

NOTE 2 -- CASH FLOW INFORMATION

Interest paid during the second quarters of 2001 and 2000 totaled $147,456 and $198,302, respectively. Interest paid for the six months ended June 30, 2001 and 2000, totaled $283,211 and $376,208, respectively.

NOTE 3 -- SUBSEQUENT EVENT

The Company was in default on the line of credit with Wells Fargo as of June 30, 2001. Effective July 27, 2001, the maximum amount available under the Wells Fargo line of credit was reduced to $875,800 and will be reduced ratably until the default is cured. Wells Fargo has informed the Company that unless its net worth is equal to or greater than ($284,000) on or before October 31, 2001, it may choose to exercise its rights under the line of credit agreement. The Company intends to replace the Wells Fargo line of credit as soon as possible. However, there can be no assurance that it will be successful.

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

Outlook

         Cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth. With respect to the year 2001, the Company expects that additional cash funding will be needed. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 5, 2001. Under the registration statement the Company registered the offer and sale of up to 4,000,000 shares of common stock at a price of $0.75 per share. The registration statement was declared effective by order of the Commission on July 16, 2001. To date no marketing of the shares has been undertaken by the Company and no shares have been sold in the offering.

         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company does not anticipate any material capital expenditures in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet most of the growth needs during that period.

         The Company benefits from an experienced executive management team and board of directors. An in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the Company, and product innovation is emphasized in pursuing the Company's business strategy.

Results of Operations

Six months ended June 30, 2001, compared to six months ended June 30, 2000

         Net sales increased 20% to $2,207,808 for the six months ended June 30, 2001, compared to $1,846,426 for the six months ended June 30, 2000. Net sales in both six-month periods were derived from the sale of products. This increase was due to expansion of sales efforts to existing and new customers, plus the addition of new product lines.

         Selling, general and administrative expenses were $1,025,706 and $978,820 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $46,886 or 4.8%. This net increase in selling, general and administrative expenses over the prior year is due primarily to increases in postage and shipping, rent, bad debt, travel, and salaries and benefits, which were offset by decreases in advertising and promotion, printing, tradeshows and temporary labor.

         Interest expense was $283,211 and $376,208 for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease of $92,997 and is due to the payment of principal on some of the notes, as well as the effects of reduced interest rates.

         The net loss for the six months ended June 30, 2001, of $231,042, or approximately $0.02 per share, compared to a net loss of $301,670 or approximately $0.03 per share for the same period in 2000. The reduction in net loss in 2001 is due primarily to the effects of increased revenue and a decrease in interest expense.

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

         Selling, general and administrative expenses were $468,191 and $486,510 for the three months ended June 30, 2000 and 2001, respectively, representing an increase of $18,319, or approximately 4%. This net increase in selling, general and administrative expenses over the prior year is due primarily to increases in postage and shipping, rent, bad debt, salaries and benefits, printing, consulting, and accounting and legal, which were offset by decreases in advertising and promotion, tradeshows and temporary labor.

         Interest expense was $147,456 and $198,302 for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $51,846 and is due to the payment of principal, together with the effects of reduced interest rates.

         The Company had a net loss during the three months ended June 30, 2001, of $2,310 or approximately $0.00 per share, compared to a net loss of $44,867 or approximately $0.00 per share in 2000. The decrease in net loss in 2001 is due primarily to increased selling, general and administrative expense and other expenses related to professional fees incurred during the three months ended June 30, 2001, partially offset by lower interest expense during the quarter.

Liquidity and Capital Resources

         The Company had cash of $3,934 at June 30, 2001, compared to cash of $4,376 at December 31, 2000. The working capital deficit as of June 30, 2001, was $1,558,130, compared to a deficit in working capital of $1,099,929 at December 31, 2000. The increase in working capital deficit during the three months ended June 30, 2001, is due primarily to operating losses and increases in short-term notes payable and accounts payable. As of December 31, 2000, we had total short-term debt and current portion of long-term debt of $2,133,750. At June 30, 2001, short-term debt obligations totaled $2,271,916 and bore interest at a weighted average annual rate of 21.12%.

         The Company had an accumulated deficit of $2,294,859 at June 30, 2001, compared to a deficit of $2,063,817 at December 31, 2000. This deficit at June 30, 2001, is attributed to accumulated losses since inception.

         Historically, the Company has financed operations principally through loans, private placements of equity and debt securities, and product sales. The Company used net cash of $560,187 in operating activities during the six months ended June 30, 2000. During the six months ended June 30, 2001, operations used $11,421 in cash. Improved cash flow was the result primarily of a decrease in accounts receivable and inventory plus an increase in accounts payable during the period.

         During 2000, the Company entered into an agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for up to $1.25 million in a secured credit facility consisting of a three-year revolving line of credit. At June 30, 2001, the Company had $1,200,000 available under the line of credit, which expires June 1, 2003. The interest rate is computed at Wells Fargo's prime rate, adjusted by features specified in the credit agreement, plus 3.5%. At June 30, 2001, the interest rate in effect was 16%, based on a default rate of prime plus 6.5%. Equipment, general intangibles, inventory, receivables, investment property, and sums on deposit in any collateral accounts secure the credit facility. The credit facility contains restrictive covenants requiring us to maintain a minimum net equity (deficit) of ($284,000) and to achieve minimum net income of $126,000. As of June 30, 2001, the Company continued to be out of compliance with these covenants and was therefore subject to the default rate. The line is personally guaranteed by the chief executive officer, Scott Holmes, and two former directors, KC Holmes and Lance Heaton. As of June 30, 2001, $888,326 was outstanding on the line of credit. There are no obligations on the part of related parties to make advances or loans to the Company. Effective July 27, 2001, the maximum amount available under the Wells Fargo line of credit was reduced to $875,800 and will be reduced ratably until the default is cured. Wells Fargo has informed us that unless the net worth of NEBO Products is equal to or greater than ($284,000) on or before October 31, 2001, Wells Fargo may choose to exercise its rights under the line of credit agreement. The Company does not anticipate the need to borrow more than the new maximum and it intends to replace the line of credit as soon as possible. There can be no assurance that the Company will be able to secure additional financing or that the terms of that financing will be favorable to us. Alternative financing methods may include the issuance of equity or debt securities which are or may become convertible into equity securities and which may result in substantial dilution to stockholders .

         The following chart includes information regarding short-term and long-term borrowings as of December 31, 2000 and June 30, 2001.

Debt as of          15% Interest     16.5% Interest   18% Interest    24% Interest      30% Interest    Prime plus 6.5% (1)
12/31/00            $159,538         $13,611          $  83,800       $1,377,575        $150,000        $881,139
6/30/01             $183,004         $11,255          $179,010        $1,221,825        $187,500        $888,326

         (1) Default interest rate. Note rate is prime plus 3.5%. The default is the result of the breach of loan covenants requiring that the Company maintain specific levels of net equity and net income. When the default is cured, the interest rate will return to the note rate.

         During the six months ended June 30, 2001, the Company refinanced several loan agreements to resolve or cure defaults. Also during the six months ended June 30, 2001, the Company was in default under twelve notes totaling $192,000. Under the credit agreement with Wells Fargo, the Company was in default of the established debt-to-equity covenants. As a result, the interest rate under the note was increased from prime plus 3.5% to prime plus 6.5% per annum, until the Company is again in compliance.


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


         NEBO Products cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence or continue as anticipated due to delays or otherwise. As a result, actual results for future periods could differ materially from those anticipated or projected.


         Unless otherwise required by applicable law, NEBO Products does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In January 2001, the Company received notice from a creditor, the Jacques Family Trust, that the Company was in default under the terms of the note. The trust filed suit to collect on the note in May 2001. Under the terms of the note, the Company was to pay the outstanding principal and accrued interest in full (a total of approximately $75,000), on December 31, 2000. If the Company fails to make payment, then penalties and increased interest totaling 5% of the outstanding principal each month are to be paid until payment in full has been made on all amounts owing under the note. The Company has continued to pay the interest at the rate of 2% per month, but has not made any additional payment of penalties under the note.

Item 5.  Other Information

         On August 1, 2001, Jason Lee resigned as the Company's Chief Financial Officer (CFO) to pursue other interests. On August 13, 2001, Mont Warren was named as the Company's new CFO. Mr. Warren has an extensive background in finance, accounting, information systems, and management in addition to experience in IPO and SEC related issues. Beginning in 1998 Mr. Warren held the position of Chief Financial Officer of Experior Assessments, LLC in Salt Lake City, Utah. Prior to that he worked as Chief Financial Officer of Renaissance Golf Products, Inc. from 1991 to 1998. Mr. Warren holds a Bachelors Degree in accounting with a minor in Finance/Business Composition from Brigham Young University.

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

                                    NEBO Products, Inc.



Date: September 4, 2001               By: /s/ Scott Holmes
                                        ----------------------------------------
                                           Scott Holmes, Chief Executive Officer


Date  September 4, 2001              By: /s/ Mont Warren
                                        ----------------------------------------
                                           Mont Warren, Chief Financial Officer
                                             (Principal Accounting Officer)