Form 10QSB
period 2001-09-30
NEBO PRODUCTS INC
filed 2001-11-14
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.


                                       Or


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
         ______________


Commission File No. 333-56552




                               NEBO PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


         Utah                                                    87-0637063
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


12382 Gateway Parkplace #300        Draper, Utah                        84020
(Address of Principal Executive Offices)                              (Zip Code)


                                 (801) 495-2150
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of issuer's common stock as of November 9, 2001 was 13,644,945 shares.

Transitional Small Business Issuer Disclosure Format (Check One): Yes    No   X
                                                                      -      --

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements................................................3

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 6.   Exhibits and Reports on Form 8-K...................................11

Signatures    ...............................................................12

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                             Condensed Balance Sheet

                                                                                                           September 30,
                                                                                                               2001
                                                                                 December 31, 2000          (Unaudited)
                                                                                ---------------------    -------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $        4,376         $        2,565
Accounts receivable, net                                                                     967,945                480,881
Marketable securities                                                                         19,740                 51,139
Inventory                                                                                    795,935                442,018
Other current assets                                                                          50,076                 30,142
                                                                                ---------------------    -------------------
    Total current assets                                                                   1,838,072              1,006,745

PROPERTY AND EQUIPMENT, NET                                                                  137,512                135,121
DEFERRED OFFERING COSTS                                                                                             118,575
                                                                                                   -
                                                                                ---------------------    -------------------
          Total assets                                                                $    1,975,584         $    1,260,441
                                                                                =====================    ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                      $      662,902         $      884,347
Accrued liabilities                                                                          141,349                137,490
Short-term notes payable                                                                   1,059,000                354,571
Short-term notes payable, related party                                                       85,000                 70,210
Current portion of long-term debt                                                            989,750                547,114
                                                                                ---------------------    -------------------
    Total current liabilities                                                              2,938,001              1,993,732

LONG-TERM DEBT                                                                               261,375                958,365
LONG-TERM DEBT, related party                                                                270,538                298,410
                                                                                ---------------------    -------------------
          Total liabilities                                                           $    3,469,914         $    3,250,507
                                                                                ---------------------    -------------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, non-voting; 100,000,000 shares authorized; no
  shares issued or outstanding                                                                     -                      -
Common stock, no par value, voting; 100,000,000 shares
  authorized; 11,243,915 and 11,257,248 shares issued and outstanding                 $      578,157         $      591,609
Other accumulated comprehensive (loss) income                                                (8,670)                 22,729
Accumulated deficit                                                                       (2,063,817)            (2,604,404)
                                                                                ---------------------    -------------------
    Total stockholders' deficit                                                           (1,494,330)            (1,990,066)

                                                                                ---------------------    -------------------
          Total liabilities and stockholders' deficit                                 $    1,975,584         $    1,260,441
                                                                                =====================    ===================




                             See accompanying notes.

                               NEBO Products, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                   -------------------------------- --------------------------------
                                                        2001             2000            2001             2000

                                                   ---------------- --------------- ---------------- ---------------
NET SALES                                          $       993,070  $    1,065,430  $     3,200,878  $    2,911,853

COST OF SALES                                              661,460         586,675        1,790,064       1,522,663
                                                   ---------------- --------------- ---------------- ---------------
          Gross profit                                     331,610         478,755        1,410,814       1,389,190

SELLING, GENERAL AND                                       513,533         545,992        1,539,239       1,524,812
ADMINISTRATIVE EXPENSES
                                                   ---------------- --------------- ---------------- ---------------
          Operating loss                                  (181,923)        (67,237)        (128,425)       (135,622)

OTHER INCOME (EXPENSE)
Interest expense                                          (136,732)       (156,108)        (419,943)       (532,316)
Other                                                        9,110          96,457            7,781         239,380
                                                   ---------------- -------------------------------- ----------------
          Net other expense                               (127,622)        (59,651)        (412,162)       (292,936)
                                                   ---------------- -------------------------------- ----------------
NET LOSS                                          ($       309,545)($      126,888)($       540,587)($      428,558)

                                                   ================ ================================ ================

EARNINGS PER SHARE-BASIC AND DILUTED:


Net loss per common and common equivalent
share - basic and diluted                         ($          0.03)($         0.01)($          0.05)($         0.04)

WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
EQUIVALENT SHARES-BASIC AND DILUTED
                                                        11,257,000      10,650,000       11,255,000      10,650,000













                             See accompanying notes.

                               NEBO Products, Inc.


                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  2001               2000
                                                            -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($      540,587)    ($      428,558)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   22,362              17,784
      Provision for losses on accounts receivable                     (1,908)             (1,114)

      Non-cash interest and other income on related
          party notes receivable                                           -             (46,032)

      Net change in operating assets and liabilities:


        Accounts receivable                                          488,972             (77,707)
        Inventory                                                    353,917            (223,881)
        Other assets                                                  19,934             (19,491)
        Deferred offering costs                                     (118,575)                  -
        Accounts payable                                             221,445             274,796
        Other accrued liabilities                                     (3,859)            (38,363)
        Deferred revenue                                                   -             (53,827)
                                                            -----------------  ------------------
            Net cash provided by (used in) operating                 441,701            (596,393)
                activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on related party notes receivable                                 -                 518
Purchase of property and equipment                                   (19,971)            (37,058)
Issuance of short term notes receivable                                    -             (91,648)
                                                            -----------------  ------------------
            Net cash used in investing activities                    (19,971)           (128,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long and short-term debt                               764,088             760,945
Principal payments on short and long-term debt                    (1,201,081)           (212,319)
Proceeds from stock issuance                                          13,452                   -
                                                            -----------------  ------------------
            Net cash (used in) provided by financing                (423,541)            548,626
                activities
                                                            -----------------  ------------------

NET DECREASE IN CASH                                                  (1,811)           (175,955)

Cash and cash equivalents, beginning of period                         4,376             179,243

                                                            -----------------  ------------------
Cash and cash equivalents, end of period                      $        2,565      $        3,288
                                                            =================  ==================










                             See accompanying notes.

                               NEBO Products, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                               September 30, 2001


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

Operating results for the three months and nine months ended September 30, 2001, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 2001, there were outstanding common stock equivalents to purchase 942,000 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 -- CASH FLOW INFORMATION

Interest paid during the third quarters of 2001 and 2000 totaled $136,732 and $156,108, respectively. Interest paid for the nine months ended September 30, 2001 and 2000, totaled $419,943 and $532,316, respectively.

NOTE 3 -- SUBSEQUENT EVENT

         As of November 9, 2001, the Company has finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the loan with Wells Fargo is anticipated to be paid in full. The Company anticipates that this payment to Wells Fargo will be made on or before November 16, 2001. The Summit financing agreement is a two year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4 % for the accounts receivable component and the prime rate plus 5% on the inventory component. The Company anticipates increased availability on this credit facility with Summit while achieving lower total debt service related costs. The Company was in default on the line of credit with Wells Fargo as of September 30, 2001. If for any reason the Company is not successful in refinancing with Summit, then Wells Fargo may exercise its rights under the line of credit agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, and related notes thereto.

Outlook

         We did not suffer the loss of any employees or assets as a result of the terrorist attacks of September 11, 2001, or the subsequent anthrax attacks. Our product delivery was affected because the air delivery system in the United States was shut down for several days following September 11. Most of our product is delivered from our manufacturers by ship and rail, which continued to operate without interruption following the attacks. However, orders for product slowed somewhat immediately following September 11, but they returned to near normal levels by the end of September.

         Cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth.

         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company does not anticipate any material capital expenditures in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet growth needs during that period.

         The Company benefits from an experienced executive management team and board of directors. An in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the Company, and product innovation is emphasized in pursuing the Company's business strategy.

Results of Operations

Nine months ended September 30, 2001, compared to nine months ended September 30, 2000

         Net sales increased $289,024 or 10% to $3,200,878 for the nine months ended September 30, 2001, compared to $2,911,853 for the same period in 2000. Net sales in both periods were derived from the sale of products. This increase was due primarily to the expansion of sales efforts to new customers, plus the addition of new product lines.

         Cost of sales increased $267,401 or 18% to $1,790,064 for the nine months ended September 30, 2001, compared to $1,522,663 for the same period in 2000. The disproportionate increase in sales and cost of sales is attributable to lower margins on certain products which comprised a higher percentage of the sales mix for the nine months ended September 30, 2001, compared to the same period in 2000. Gross profit increased 2% to $1,410,814 for the nine months ended September 30, 2001, compared to $1,389,190 for the same period in 2000. As a result, gross profit as a percent of sales decreased from 48% for the nine months ended September 30, 2000 to 44% for the same period in 2001. Management believes that it will be able to increase the margins on these products which have contributed to the lower margins in 2001 due to changes that have been made in leadership over these product segments. The effect on cost of sales and gross profit in 2001 is mainly attributable to activity for the three months ended September 30, 2001.

         Selling, general and administrative expenses were $1,539,239 and $1,524,812 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $14,427 or 1%. This increase in selling, general and administrative expenses for the nine months ended September 30, 2001, compared to the same period in 2000 is due primarily to increases in postage and shipping, rent, travel, and salaries and benefits, which were offset by decreases in advertising and promotion, printing, tradeshows and temporary labor.

         The operating loss for the nine months ended September 30, 2001 was $128,425 compared to $135,622 for the same period in 2000. This decrease in operating loss in 2001 of $7,197 is mainly attributable to the decrease in margins on certain products which was favorably offset by cost efficiencies achieved in selling, general and administrative expenses. As a percentage of sales, cost of sales increased from 52% for the period in 2000 to 56% for the period in 2001 primarily related to third quarter activity. Selling general and administrative expenses, as a percentage of sales, decreased from 52% for the period in 2000 to 48% for the period in 2001, which is a continuation of this cost efficiency trend throughout 2001.

         Interest expense was $419,943 and $532,316 for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease of $112,373 or 21% and is due to the payment of principal on some of the notes, as well as the effects of reduced interest rates. Other income for the nine months ended September 30, 2001 was $7,781 compared to $239,380 for the same period in 2000 representing a decrease of $231,599 or 97%. This decrease in other income in 2001 compared to 2000 is related specifically to a non-recurring other income amount of over $200,000 that was recorded in 2000 related to the favorable acquisition of shares of common stock in an entity as repayment for advances.

         The net loss for the nine months ended September 30, 2001 was $540,587 or approximately $0.05 per share, compared to a net loss of $428,558 or approximately $0.04 per share for the same period in 2000 representing an increase in net loss of $112,029. This increase in net loss in 2001 compared to 2000 is related to the decrease in margins discussed in the operating loss comparisons, decrease in other income and the offsetting effect of the decrease in interest expense.

Three months ended September 30, 2001, compared to the three months ended September 30, 2000

         Net sales decreased $72,360 or 7% to $993,070 for the three months ended September 30, 2001, compared to $1,065,430 for the same period in 2000. Net sales in both periods were derived from the sale of products. This decrease was due primarily to decreased sales in 2001 to some large customers which were partially offset by sales to an expanding customer base.

         Cost of sales increased $74,785 or 13% to $661,460 for the three months ended September 30, 2001, compared to $586,675 for the same period in 2000. The decrease in sales and increase in cost of sales is attributable to lower margins realized on the sale of certain products for the three months ended September 30, 2001, compared to the same period in 2000. Gross profit decreased to $331,610 for the three months ended September 30, 2001, compared to $478,755 for the same period in 2000. As a result, gross profit as a percent of sales decreased from 45% for the three months ended September 30, 2000, compared to 33% for the same period in 2001. Management believes that it will be able to increase the margins on these products which have contributed to the lower margins in 2001 due to changes that have been made in leadership over these product segments.

         Selling, general and administrative expenses were $513,533 and $545,992 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $32,459 or 6%. This decrease in selling, general and administrative expenses for the three months ended September 30, 2001, compared to the same period in 2000 is due primarily to the combined effect of increases in rent and salaries and benefits and the favorable offset of decreases in postage and shipping, advertising and promotion, printing, tradeshows and travel.

         The operating loss for the three months ended September 30, 2001 was $181,923 compared to $67,237 for the same period in 2000. This increase in operating loss in 2001 of $114,686 is mainly attributable to the $147,145 decrease in gross profit, which was offset by a decrease in selling, general and administrative expenses of $32,459.

         Interest expense was $136,732 and $156,108 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $19,376 or 12% and is due to the payment of principal on some of the notes, as well as the effects of reduced interest rates which were negotiated with note holders in September 2001. Other income for the three months ended September 30, 2001, was $9,110 compared to $96,457 for the same period in 2000 representing a decrease of $87,347 or 91%. This decrease in other income in 2001 compared to 2000 is related specifically to the third quarter effect of a non-recurring other income amount that was recorded in 2000 related to the favorable acquisition of shares of common stock in an entity as repayment for advances.

         The net loss for the three months ended September 30, 2001 was $309,545 or approximately $0.03 per share, compared to a net loss of $126,888 or approximately $0.01 per share for the same period in 2000 representing an increase in net loss of $182,657. This increase in net loss in 2001 compared to 2000 is related to the decrease in margins discussed in the operating loss comparisons, decrease in other income and the offsetting effect of the decrease in interest expense.

Liquidity and Capital Resources

         The Company had cash of $2,565 at September 30, 2001, compared to cash of $4,376 at December 31, 2000. The working capital deficit as of September 30, 2001 was $986,987, compared to a deficit in working capital of $1,099,929 at December 31, 2000. The total of short-term debt and current portion of long-term debt was $2,133,750 and $971,895 at December 31, 2000 and September 30, 2001,
respectively. At September 30, 2001, short-term debt obligations bore interest at a weighted average annual rate of 19.93%.

         The Company had an accumulated deficit of $2,604,404 at September 30, 2001, compared to a deficit of $2,063,817 at December 31, 2000. This deficit at September 30, 2001, is attributed to accumulated losses since inception.

         Historically, the Company has financed operations primarily through loans, private placements of equity and debt securities, and product sales. The Company used net cash of $596,393 in operating activities during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company's operating activities provided $441,701 in cash. Improved cash flow was the result primarily of a decrease in accounts receivable and inventory plus an increase in accounts payable during the period.

         During 2000, the Company entered into an agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for up to $1.25 million in a secured credit facility consisting of a three-year revolving line of credit. At September 30, 2001, the Company had $875,800 available under the line of credit, which expires September 1, 2003. The interest rate is computed at Wells Fargo's prime rate, adjusted by features specified in the credit agreement, plus 3.5%. At September 30, 2001, the interest rate in effect was 16%, based on a default rate of prime plus 6.5%. Equipment, general intangibles, inventory, receivables, investment property, and sums on deposit in any collateral accounts secure the credit facility. The credit facility contains restrictive covenants requiring the Company to maintain a minimum net equity (deficit) of ($284,000) and to achieve minimum net income of $126,000. As of September 30, 2001, the Company continued to be out of compliance with these covenants and was therefore subject to the default rate. The line is personally guaranteed by the chief executive officer, Scott Holmes, and two former directors, KC Holmes and Lance Heaton. As of September 30, 2001, $460,004 was outstanding on the line of credit. There are no obligations on the part of related parties to make advances or loans to the Company. Effective July 27, 2001, the maximum amount available under the Wells Fargo line of credit was reduced to $875,800 and will be reduced ratably until the default is cured.

         Subsequent to the end of the period covered by this report, as of November 9, 2001, the Company has finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the loan with Wells Fargo is anticipated to be paid in full. The Company anticipates that the payment to Wells Fargo will be made on or before November 16, 2001. The Summit financing agreement is a two year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4 % for the accounts receivable component and the prime rate plus 5% on the inventory component. The Company anticipates increased availability on this credit facility with Summit while achieving lower total debt service related costs. If for any reason the Company is not successful in refinancing with Summit, then Wells Fargo may exercise its rights under the line of credit agreement. The Company does not anticipate the need to borrow more than the new maximum under Summit and anticipates that the availability under this financing arrangement will be sufficient for the foreseeable future. The Company is currently negotiating a smaller line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. In the future, the Company may consider additional financing methods, which may include the issuance of equity or debt securities which are or may become convertible into equity securities and which may result in substantial dilution to stockholders.

         The following chart includes information regarding short-term and long-term borrowings as of December 31, 2000 and September 30, 2001.

                                                                                                             Prime plus
Debt as of          12%              15%          16.50%           18%           24%             30%          6.5% (1)
     12/31/00  $           -    $159,538.00    $13,611.00     $ 83,800.00   $1,377,575.00    $150,000.00    $881,139.00
      9/30/01  $1,126,607.51    $156,848.52    $        -     $170,210.00   $ 315,000.00     $         -    $460,004.39


         (1) Default interest rate. Note rate is prime plus 3.5%. The default is the result of the breach of loan covenants requiring that the Company maintain specific levels of net equity and net income. When the default is cured, the interest rate will return to the note rate.

         During the nine months ended September 30, 2001, the Company refinanced several loan agreements to resolve or cure defaults. Also during the nine months ended September 30, 2001, the Company was in default under nine notes totaling $240,000. Under the credit agreement with Wells Fargo, the Company was in default of the established debt-to-equity covenants. As a result, the interest rate under the note was increased from prime plus 3.5% to prime plus 6.5% per annum, until the Company is again in compliance.


         The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to be having an adverse effect on business, financial and general economic conditions in the United States. These effects may, in turn, have an adverse effect on our business and on the results of our operations. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.


Forward-Looking Statements


         When used in this Form 10-QSB and in the Company's other filings with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.


         Readers are cautioned that they should not place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence or continue as anticipated due to delays or otherwise. As a result, actual results for future periods could differ materially from those anticipated or projected.


         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In January 2001, the Company received notice from a creditor, the Jacques Family Trust, that the Company was in default under the terms of the note. The trust filed suit to collect on the note in May 2001. Effective September 4, 2001, the Company and Jacques Family Trust entered into a new note agreement thereby curing the default under the terms of the old note.

Item 2. Changes in Securities and Use of Proceeds

         The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 5, 2001. Under the registration statement the Company registered the offer and sale of up to 4,000,000 shares of common stock at a price of $0.75 per share. The registration statement was declared effective by order of the Commission on July 16, 2001. The Company subsequently filed Post-effective Amendment No. 1 to update information in the Registration Statement made public in the Company's Quarterly Report for the quarter ending June 30, 2001.

         Subsequent to the end of the nine-month period that is the subject of this report, specifically, on October 10, 2001, the Company closed the offering. On November 8, 2001, the Company filed Post-effective Amendment No. 2 to the Registration Statement to terminate the Registration Statement and to deregister all shares of the Company's common stock, no par value, registered pursuant to the Registration Statement but not sold pursuant to the Registration Statement. The Company issued 2,387,697 shares in the offering. There were no underwriting fees, discounts or other commissions or fees related to the offering of these securities. The Company incurred $118,575 of offering costs consisting primarily of legal, accounting, and other fees related to the registration statement. These deferred offering costs will be offset against the proceeds received from the sale of the securities. The Company expects to receive and apply the proceeds from the sale of these shares during the quarter ending December 31, 2001 and will report the application of the proceeds and other details relating to the offering in its Annual Report for the year ending December 31, 2001, as required by Regulation S-B.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #         Description

3.1               Articles of Incorporation*
3.2               Amended Articles of Incorporation*
3.3               Amendment to Articles of Incorporation
3.4               Bylaws*
4.1               Specimen of Common Stock Certificate*
10.1              Credit and Security Agreement dated September 1, 2000 with
                  Wells Fargo*
10.2              First Amendment dated July 26, 2000 to Credit and Security
                  Agreement*
10.3              Second Amendment dated September 20, 2000 to Credit and
                  Security Agreement*
10.4              Third Amendment dated November 22, 2000 to Credit and Security
                  Agreement*
10.5 Lease for Draper, Utah corporate offices and warehouse facility*
10.6              Exclusive Agreement for Manufacture of 13-in-1*
10.7              SK Management Trust Note*
10.8              Feather River Trust Note*
10.9              Meyers Note*
10.10             Christensen Note*
10.11             Branch Note*
10.12             S&L Family Trust Note and Agreement*
10.13             New SK Management Trust Note dated September 30, 2001
10.14             New Branch Note dated September 1, 2001
10.15             New Meyers Note dated September 1, 2001
10.16             New Feather River Trust Note dated September 4, 2001
10.17             New S&L Family Trust Note dated September 30, 2001
99.1              2001 Stock Option Plan*

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

                                   NEBO Products, Inc.



Date: November 14, 2001            By: /s/ Scott Holmes
                                       ----------------------------------------
                                          Scott Holmes, Chief Executive Officer


Date:  November 14, 2001           By: /s/ Mont Warren
                                       ----------------------------------------
                                          Mont Warren, Chief Financial Officer
                                                 (Principal Accounting Officer)