Form 10KSB
period 2001-12-31
NEBO PRODUCTS INC
filed 2002-04-15
CIK 1135302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECember 31, 2001

[ ]  Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of 1934 for transition period from          to          .
                                       ---------    ---------

Commission file number 333-56552

                               NEBO PRODUCTS, INC.
                 (Name of small business issuer in its charter)

         UTAH                                               87-0637063
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)

12382 Gateway Parkplace #300
Salt Lake City, Utah                                               84020
 (Address of principal executive offices)                       (Zip Code)

 Issuer's telephone number: (801) 495-2150

Securities registered under Section 12(b) of the Act:                 None
Name of each exchange on which registered:                            None

Securities registered under
Section 12(g) of the Act:        Common Stock, Par Value $0.000 Per Share

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Issuer's revenues for the fiscal year ended December 31, 2001, were $3,925,996.

 On April 1, 2002 the last reported bid price for the company's common stock as reported by the OTCBB was $0.53. The aggregate market value of the voting and non-voting common equity of the company held by non-affiliates at April 1, 2002, was $6,349,190, based on the average bid and asked price of the company's common stock on that date.

 There were 15,177,445 shares of common stock of the registrant outstanding as of April 1, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X
                                                                      ---

                                     Part I

 Item 1.    Business


Caution Regarding Forward-looking Statements


         Certain statements contained in this report, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by the forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, without limitation, general economic conditions, market conditions in the company's existing and intended markets and related industries, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, interest rate risk, the company's ability to access capital markets and other factors that may be referred to in the company's reports filed with the Securities and Exchange Commission from time to time.


         When used in this report, the terms "NEBO" and the "company" refer to NEBO Products, Inc., a Utah corporation, unless the context requires otherwise.


Introduction


         The company's business commenced in 1996, operated first as a partnership and then as a limited liability company, under the name Open Sea Trading Company, LLC. In 1998, the company was incorporated as Open Sea Corporation. In July 1999, the operations of Open Sea Trading Company LLC were combined with Open Sea Corporation by an exchange of the member interests in the limited liability company for shares of common stock in the corporation. The corporate name was changed to NEBO Products, Inc., in September 2000. Since December 2000, the company has maintained its principal offices at 12382 Gateway Parkplace #300, Draper, Utah 84020. The telephone number is (801) 495-2150. The company also maintains worldwide websites at neboproducts.com, nebosports.com, and nebotools.com. These inactive textual references do not constitute a part of this report.


Business Overview


         The company supplies hand tools and weekend camping gear to U.S. retailers. Most of its products are manufactured in Taiwan, the People's Republic of China, and India and are imported by the company to the United States for sale under the company's trademark NEBO or under retailers' own private labels. The company has established business relationships and a working history with 15 Far East manufacturers, three shipping companies, and more than 5,000 customers nationwide, including Home Depot, Menards, and Sears.


         In August 2001, the company introduced the new UltraTM Socket Tool at the National Hardware Show in Chicago, Illinois, and received a Best of Show Award of Distinction for the marketing of innovative products selected by the show's Retailers' Choice Awards Committee for Do It Yourself Retailing. In a survey conducted in May 2000 by Home Improvement Executive magazine, more home center chains cited NEBO as the number one brand driving their multi-bit screwdriver business. The company has sold more than one million pieces of its most popular hardware tool, the 13-in-1 multi-bit ratchet screwdriver. Beginning in October 2000, the company started private-labeling NEBO safety glasses with the Craftsman(R) brand and promoting those glasses in all 856 Sears stores nationwide. The company has continued to expand its customer base within the large retail segment in both its hand tool and outdoor product categories.


History and Milestones


         In 1997, the company's predecessor started importing products into the United States under the NEBO brand. The following are significant milestones in the development of the business:

     o    September 1997 -- Shipped first products to retail customers.

     o December 1997-- Retained 1,000th U.S. customer through telesales and marketing programs.

     o August 1998-- The NEBO 13-in-1 won the "Best of Show" award at the National Hardware Show in Chicago.

     o October 1998-- Rolled out the sale of the NEBO 13-in-1 to Home Depot to realize first profitable month.

     o November 1998-- NEBO safety glasses first introduced to 200 Sears stores.

     o April 1999-- Completed the Home Depot rollout of the "13-in-1" nationwide to establish a national presence.

     o May 1999 -- Named number three brand in nationwide survey for multi-bit screwdrivers by the Home Improvement Executive magazine.

     o July 1999-- Combined operations under the name Open Sea Corporation and added new equity owners.

     o August 1999-- Completed seed round private placement of $300,000 to finance growth.

     o    December 1999-- Completed year with more than $4 million in sales.

     o    January 2000 -- Sold one-millionth 13-in-1 multi-bit screwdriver.

     o May 2000 -- Named number one brand in nationwide market survey for multi-bit screwdrivers by the Home Improvement Executive magazine.

     o    May 2000-- Awarded U.S. design patent for safety glasses.

     o May 2000-- Began selling sporting goods to Sam's Club, eventually becoming one of Sam's Club's highest volume "road shows."

     o    June 2000 -- First sale to Menards, Inc.

     o August 2000 -- Set record for world's largest sleeping bag (500 feet wide, holding 277 people simultaneously) at the semi-annual Outdoor Retailer's National Convention. Donated proceeds of event to charity.

     o September 2000-- Began private-label arrangement with Sears to place popular Craftsman(R)label on NEBO safety glasses.

     o    September 2000 -- Changed name to NEBO Products, Inc.

     o October 2000-- Signed lease for new 17,000 square foot warehouse and office space.

     o    December 2000-- Completed year with $4.7 million in sales.

     o January 2001-- Expanded sales to 148 Menards, Inc. stores with six different hardware products.

     o March 2001-- First sales of sleeping bags and camping gear to Nordic Track, a 70-store chain.

     o March 2001 -- First sales of sleeping bags to Galyan's, a 25-store chain.

     o    March  2001  --  Filed  Registration   Statement  on  Form  SB-2  with
          Securities and Exchange Commission.

     o    July  2001  --  Registration   Statement  declared  effective  by  the
          Securities and Exchange Commission.

     o August 2001 -- Introduced the new UltraTM Socket Tool at the National Hardware Show in Chicago, Illinois and received a Best of Show Award of Distinction for the marketing of innovative products selected by the show's Retailers' Choice Awards Committee for Do It Yourself Retailing.

     o November 2001-- Securities of the company began trading on the OTCBB under the symbol NEBO.

     o December 2001-- Initiative to evaluate and streamline all business processes began. Information technology systems evaluated resulting in upgraded computer system hardware and the installation of software enhancements.


Products


         The company believes its primary strength has been its ability to design or capitalize on modifications to common tools and camping gear to make them more attractive, more practical, or more useful by adding attractive and practical design features. This process includes considering customer feedback and conducting extended hands-on trials and tests. NEBO design and marketing teams identify enhancements that they believe will dramatically increase the usability and functionality of a product. Foreign manufacturing sources are used so that the price of the company's products remains competitive in key markets.


         Top-selling hardware products include the following:

     o NEBO 13-in-1 screwdriver. This is a handheld multi-bit ratcheting screwdriver with 12 bits and an extension held in a cartridge that is stored in the handle. The NEBO 13-in-1 comes in three colors and continues to be one of the company's fastest selling products. This product won a "Best of Show" award at the 1998 National Hardware Show. The 13-in-1 was responsible for approximately 70% of total sales in 1999, 28% in 2000, and 15% in 2001. Additional sets of bit kits have been added as accessories to this product line.

     o Speed Reader and Speed Reader PRO Tape Measures. These are rubber-grip, impact resistant tape measures. They have fractional markings to 1/32" and stud and truss markings indicated on the tape. Every 1/8" is printed with the actual fractions, making the tape easier to read. The Speed Reader PRO is an upgraded version of the Speed Reader and is designed for the professional market.

     o NEBO-X Safety Glasses. This is a line of style-oriented protective eyewear with interchangeable lenses. The lenses are produced in different shades and styles to be marketed to a variety of user types. They have adjustable frames and come with a neck strap as an accessory. The company holds U.S. design patent No. 425,926 on May 30, 2000, for protective eyewear for this product and these glasses meet government requirements for safety. The company sells these glasses under its own brand name and under private labels with the Craftsman(R) name for Sears. Revenue for this item has increased year over year and with sales in 2001 to a second big box store, Menards, this line is rapidly becoming our top selling hardware program.

     o UltraTM Socket. This is a complete socket set in one handy tool designed with a bi-directional ratcheting drive that also adjusts for three different drive angles. This product comes packaged with seven different sockets, six of which are stored inside the handle. Built for durability and comfort, this tool's 650 kgf-cm torque capability exceeds ANSI standards by 25%. During the tool's debut at the August 2001 National Hardware Show in Chicago, it won the prestigious Retailers' Choice Award.

     o Hammers. The company has completed its line of hammers including the 24 oz all steel framing hammer; 21 oz hickory straight or curved handle; 20 oz., 16 oz., and 8 oz. hammer. These hammers are designed for professional users and do-it-yourselfers. The primary advantage of this program is that it provides another full tool line to its customers, providing them with a less expensive, yet quality alternative.

     o Combination wrenches and pliers. This is another new program for the company. The focus of this tool line is mainly to compete on price and with bold merchandising.

         Top-selling outdoor products include the following:

     o The Bear and Moose sleeping bag lines. These sleeping bags are rectangular in shape, but come with a "mummy" style hood. This unusual design experienced immediate sales success and garnered industry attention. Consequently, other sleeping bag companies have incorporated this design combination. These sleeping bag lines are intended to fulfill the mid-range camping market and have recently been sold into several large chains, catalog companies, and in various sporting and specialty stores throughout the United States. They are produced in various temperature ratings, colors, and fabrics.

     o The Wasatch and Teton sleeping bag lines. These lines are designed in the classic "mummy" style. The target market for these products is the mid-range backpacking and sporting consumer. The Teton utilizes an unusual curved zipper designed to facilitate zipping from inside the sleeping bag. Styles from both lines have recently sold into the same markets mentioned in the preceding paragraph. They are manufactured in an assortment of colors, temperature ratings, and fabrics.

     o The Mammoth line. The Mammoth is an extra large (100" x 60") sleeping bag, originally designed to be an oversized single bag but adaptable to be a double. It has incorporated the same components as a single bag, such as a mummy hood, zipper and shoulder baffles, and it adds other features such as a second zipper - one for each side.

     o Value grade line. To serve those that desire a less expensive line of sleeping bags, the company has formalized a program of sleeping bags for the budget-minded customer. This Value Grade program is composed of five styles of sleeping bags, built less expensively, yet still with good quality. This program will serve the high-volume, low-price, and family camping market. It is available immediately.

     o Camping Tents. The company has developed two tents, the Arch VII and the Arch IX. They are designed with modular rain flies that can be changed according to the user's needs. They are nicknamed "8-in-1" tents because of the capability of being pitched eight different ways. The Arch IX has a 9'x 9' living space while the Arch VII has a 7'x 7' living space. Both have a full rain fly that extends lengthwise a total of 18 feet and 14 feet respectively. If the user desires, a vestibule section of the rain fly can be removed to save space and reduce carrying weight. The rain fly can even be pitched on its own, separately from the tent.

     o Camping Cots and Chairs. The company produces camp chairs and cots in various sizes and styles. The most notable are an oversized patent pending cot measuring 84"x 40"x19" and an oversized camp chair that measures 22"x24"x38". The large size of these items is not typically seen in the industry and is an important feature used to differentiate the company's products. The extra large cot was designed to compliment the oversized sleeping bag models. Each comes with its own carry bag.


Customers


         The company has three general types of customers for hardware and camping products. These include:

     o Small and medium sized retailers. Smaller stores used to rule the hardware and sporting goods industries, and there are still more than 20,000 of these stores nationwide, according to The National Hardware Retailers Association. In some instances, these storeowners and managers have formed buying co-operatives. According to the National Hardware Retailers Association, hardware wholesale cooperatives including TruServ Corporation and Ace Hardware Corporation combine to purchase more than $7 billion a year in products, with distribution to more than 15,000 retailers. The company believes it is necessary for small retailers to rely on careful product selection, personal service, and liberal return policies to compete with the national chains. The company markets directly to over 4,000 smaller retailers with an internal sales force of six individuals and numerous manufacturers' representatives. The company attends several cooperative trades shows annually, in both hardware and sporting goods, to sell and show its wares. Approximately 36% of total sales in 1999, 52% in 2000, and 43% in 2001 were to small and medium sized retailers.

     o National chains. Home Depot, Lowes, Menards, Costco, Wal-Mart, and Sears accounted for more than $100 billion a year in consumer hardware and sporting goods sales in 1999 and 2000. These national chains generally have long approval cycles when acquiring new products. Only products that sell quickly get reordered. Those that remain on the shelves too long or that experience high return rates are dropped. The company believes that these national chains rely on enormous selection and branding to compete. The company uses approximately 50 manufacturers' representatives and an internal sales force of six individuals to sell and service the inventory in national chain stores. Manufacturers' representatives are independent contractors that represent products of a like type manufactured by one or more manufacturers in a particular industry or market. The national chains accounted for approximately 64% of total sales in 1999, approximately 48% in 2000, and approximately 57% in 2001.

     o Private-label Partners. Makers of well-known brands, such as Craftsman(R) and NordicTrack(R) often select products from other manufacturers and private-label them as their own. Only products that are a direct fit in quality, price, and packaging are considered for private label, and manufacturing relationships and company stability are also determining factors. In the future, the company expects to expand its private labeling business to take advantage of the closer relationships with the retailer and longer exposure and life for its products that frequently result from these arrangements. The company began private-label sales in 2000 and they accounted for approximately 2% of net sales in that year and approximately 4% in 2001.


         The company services these three different customer groups for several reasons. It minimizes the risk that a single large customer will dominate the revenue forecast at any one time. Selling to a cross-section of the market also allows the company to achieve greater brand recognition and allows it to capitalize more widely on its high-loyalty features.


Competition


         The company competes in both the hardware and the sporting goods industries. Primary competition in these industries originates from several large tool and sleeping bag manufacturing and import companies. Principal competitors in the sporting goods industry are Coleman and Slumberjack. Primary hardware competition is Alltrade, Stanley Works, Olympia Tools, and Allied. Large retail chains like Menards and Home Depot sometimes import products under their own private labels that compete directly with the company's products.


          The company competes with these larger wholesale and manufacturing companies in several ways. First, the company identifies unique products or product features that do not yet have significant market saturation. For example, the company designed the Moose sleeping bag line to combine a "mummy" style hood with a common rectangular bag shape. Another example is the 13-in-1 that combines a ratchet and 13 screw bits on a tool that is the same size as the standard single-bit screwdriver. The company identifies unusual product features or designs through customer or employee suggestions, or from suggestions made by manufacturing partners. Second, the company attempts to sell its products at a price that is competitive with, in many cases less than, the prices charged by the competition. The company conducts market research by having sales personnel regularly visit hardware and sporting goods retailers and note prices and features of competing products. Third, the company tries to provide more personal service to customers. The company believes that its smaller size allows it to maintain personal contacts with key personnel at customers and manufacturers. The company responds promptly to customer special requests and in most cases can ship product within one business day of receipt of an order. Fourth, the company attempts to help retail customers successfully merchandise products. For example, the company packages its top-selling hardware products in point-of-purchase boxes of one dozen units, which can be placed by the retail customer at high traffic areas such as check stands. The company believes its extra attention to packaging helps its products maintain better visibility and makes them more attractive to potential purchasers. The company's sales personnel and representatives also visit larger customers regularly to arrange, clean and restock products at the customers' stores. This also allows the company to ensure that its products enjoy favorable placement and appearance for the patrons of these customers.

Market Opportunity


          The company has identified several trends that affect its primary markets. These include the following:

     o Consolidation of hardware stores and emergence of national chains and large wholesale buying groups. A relatively recent trend in the industry is the consolidation of hardware stores and the emergence of national chains and large buyer groups. Industry analysts expected home center chains to capture $83 billion in volume and more than 51% of the market in 2000. The company believes that the number of retail outlets has decreased over the last ten years, while the total volume of sales has more than doubled.

     o    Continued   steady  demand  in  home   remodeling   and   construction
          industries. The company estimates that total spending on home remodeling increased by about 9% in 1998. In the first half of 1999, the National Retail Hardware Association estimated that there were 10,170,000 new housing starts and 5,515,000 new home sales. The association further estimated that total industry sales for the home remodeling and construction industries are expected to increase at an annual rate of 4.6% through 2003. In addition, hardware stores, home centers, and lumber outlets report that hardware tools of the type provided by the company are their highest or second-highest productivity items, with a better gross margin return on inventory than power tools, plumbing, paint and home decor, lawn and garden, and lumber.

     o Increased participation in outdoor activities and greater emphasis on healthy lifestyle. Wholesale sales of camping equipment have increased at a steady rate from 1995 through 1999. The company expects that trend to continue. In the United States, approximately 8 million more people went camping in 1999 than in 1995 and approximately 5 million more went backpacking.


         The company plans to capitalize on these industry trends as follows:

     o Increasing the number of programs available in our product line. By expanding product programs, the company believes it increases the likelihood of selling directly to the larger chain stores and co-op warehouses. A product program is a program that expands the number of products of a similar type or line of products that can be marketed to the same group or similar type of customers. The customer has a wider selection of similar products with varied features to choose from and to pass along to its patrons. This strategy involves an investment of capital into inventory; however, the company believes that the volume of sales will greatly increase.

     o Designing consistent, highly recognizable packaging of both outdoor gear and tools. The company plans to continue providing attractive, consistent color themes and bold name branding on all packaging. By brand building, the company helps customers merchandise the company's products to the end-user, thus increasing sales and customer loyalty. NEBO products are targeted to take advantage of impulse buying.

     o Increasing sales efforts to chain stores and wholesale buying groups. The company intends to capitalize on the emergence of chain stores and the market consolidation by designing custom programs that work within the chain's existing line of products and clientele, and by specifically targeting those stores for sales and marketing efforts. Depending on the specific store, the company will propose these programs directly to the customer or approach the chain through manufacturer's representatives. In all cases, the company offers incentives to customers who buy volume and receive product shipments directly from any of the company's overseas factories.


Manufacturing


          Substantially all of the company's hardware and outdoor products are manufactured in Asia. Over the last four years, the company has carefully selected the most suitable manufacturers and has obtained product-specific exclusive arrangements from several different manufacturers. Under these arrangements, NEBO manufacturers may not manufacture competing or similar products for others.


          Unlike many import companies, the company's approach to manufacturer relationships is very hands-on. NEBO executives travel to the Far East several times a year, spending valuable one-on-one time gathering ideas from manufacturers and inventors and communicating strict quality and feature requirements. The company also works with manufacturers' representatives in some instances to help ensure efficient but open communication. The company has sufficiently strong relationships with some of these manufacturers that more than half of them provide the company with favorable credit terms. Most products are manufactured on a 30 to 60 day cycle.


          The company understands that working in the international arena involves risks caused by geographical, political and cultural differences. The company has made efforts to minimize its vulnerability to these risks. These efforts include:

     o Increasing the countries where manufacturing is performed. The company currently has manufacturing arrangements in Taiwan, China, and India. Future locations may include Korea, Thailand, Sri Lanka, Vietnam, and Mexico. Moving into these other countries will allow the company to more easily and quickly shift a manufacturing order to a different country should a geopolitical or other problem arise.

     o Increasing the number of factories within countries. The company has the ability to "overlap" the making of each product. In other words, a different foreign manufacturing company can make the same or similar products at comparable pricing. The company meets regularly with many foreign factory representatives, which it believes increases the likelihood of maintaining acceptable product quality and pricing. For initial orders, the company obtains quotes from multiple suppliers and then accepts the best offer, considering price, quality, speed, terms, and perceived value-added services. .

     o Maintaining ongoing and consistent communication with suppliers. The company communicates daily with most suppliers either by telephone, fax, or e-mail. Face-to-face meetings are scheduled whenever possible and occur approximately twice a year with each factory. The company works closely with two freight-forwarding companies that have local offices in Utah and in major cities in Asia.

     o Quality assurance. The company only accepts orders that meet the quality standards requested from a supplier. NEBO product development personnel sample several items from each shipment to perform in-house product testing. Sub-standard or defective goods are returned or reported to the supplier for credit.


Shipping, Warehousing, and Distribution


         Products are shipped on a 25-day cycle via common carrier to various port cities and from there directly to the company's warehouse in Draper, Utah or directly to company customers across North America. Company employees receive the product inventory, inspect it for quality, and log it into the warehouse storage system. Customer orders generally are shipped from the company's warehouse within 24 hours of receipt, which helps maintain our reputation for high availability. The company has implemented a direct shipment method with certain customers who require large shipments of product. This enables the company to create certain cost efficiencies, which can then be passed on to these customers who receive drop shipments of product directly from the company's manufacturing facilities. The company orders product every 15-30 days in order to carefully manage cash flow while staying ahead of the average customer order cycle, which generally is every 45-60 days. Having a sufficient volume of best selling products "in stock" means that the company has product available to fill customer orders without back-ordering product.

Accounts Receivable Management


         The company bills customers on "Net 30" terms generally, and most accounts receivable are collected within 60 days. The company maintains a credit line with Summit Financial that is collateralized by inventory and accounts receivable. Under the terms of this credit line, the company sells its accounts receivable to Summit Financial. The company receives 90% of the face value of receivables sold and the company is required to repurchase receivables at face value upon request of Summit Financial. At December 31, 2001, the uncollected receivable balance that the company may be required to repurchase totaled $398,576.

Product Liability


          The company believes that it retains sufficient product liability insurance to protect against potential claims that can occur in hardware and sporting goods manufacturing. The company seeks to ensure rigorous quality testing in both manufacturing and product design and places appropriate warning and usage labels on each product. To date the company has not had any product liability claims. The American National Standard Institute (ANSI) certifies several products sold by the company. ANSI is an organization that formally conveys levels of quality and safety by product category. NEBO's suppliers have represented to the company that their products meet these requirements.


Patents, Licenses, and Proprietary Technology


         The company relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain its competitive position. The company believes that its future prospects depend in part on its ability to obtain patent protection for products and formulations. The company believes it needs to preserve its copyrights, trademarks and trade secrets. The company also believes that it needs to operate without infringing the proprietary rights of third parties. The company's products are protected by various patents and the company owns US Patent #425,926 for its protective eyewear. The company also has a patent pending for the UltraTM Socket tool.


         The company owns one registered trademark, the word and logo "NEBO(R)". In addition, the company uses a number of unregistered marks for which the company claims or believes it may be entitled to common law trademark or trade name and service mark protection. These include many of the company's product names and other marks identified in this report by the symbol (TM).


Employees


          As of December 31, 2001, the company had 15 full-time and 1 part-time employee in management, sales, operations, administrative, and technical positions. Of these full-time employees, 4 are in management, 4 in sales, marketing and product development, and 7 in operations, administration, and support. The company also has 1 part-time employee. The company considers relations with its employees to be very good. None of the company's employees are covered by a collective bargaining agreement and the company has not experienced any business interruption as a result of any labor disputes. The company anticipates that business growth will require an increase in headcount in sales and shipping to meet demand for product sales.


Dependence on Major Customers


         During 1999, Home Depot was the company's leading customer. Sales to this customer totaled approximately $2,506,000 (or approximately 61% of net sales). In 2000, sales to Home Depot totaled $1,197,108 (approximately 25% of net sales). In 2001, sales to Home Depot totaled $571,098 (approximately 15% of net sales). Also in 2000, sales to Sam's Club totaled $967,391 or approximately 21% of net sales. The company does not have written contracts or other agreements with these or other customers that would require them to continue to do business with the company. Therefore, they are free to choose at will among suppliers of products like those sold by the company. While the loss of either of these customers could materially and adversely affect the company's business, results of operations and financial condition, the company does not expect that the Sam's Club relationship will continue in the future. The company does not believe that the loss of that relationship will adversely affect its earnings, as the expected profitability from this relationship did not develop. The decrease in Home Depot sales and elimination of sales to Sam's Club, was partially offset by increases in sales to Menards, Worldwide Distributors, and various small hardware and outdoor products retailers.


Dependence on Major Suppliers


         The company's products are manufactured under contract by manufacturers in China, Taiwan and other Asian countries. The company does not have written agreements with these manufacturers or with the suppliers of the raw materials used in the production of its products. If any significant manufacturers or suppliers were to cease providing product or services, as the case may be, to the company, the company would be required to seek alternative sources. There is no assurance that alternate sources could be located or that the delay or additional expense associated with locating alternative sources for these products or services would not materially and adversely affect the company's business and financial condition. The company believes that there are a significant number of alternative suppliers that could be utilized if required.


Item 2.  Description of Property


          The company's corporate headquarters are located in approximately 17,000 square feet at 12382 Gateway Parkplace #300, Draper, Utah. The space includes office and adjacent warehouse and showroom space in a newly constructed industrial park. Lease payments total approximately $8,295 per month. The lease expires on October 30, 2005.


Item 3.  Legal Proceedings


         The company is not a party to, and none of its property is subject to, any pending or threatened legal proceedings, which, in the opinion of management, are likely to have a material adverse impact on its financial condition, results of operations or cash flows. On March 13, 2002, a creditor was awarded a judgment against the company in the amount of $50,000 plus reasonable attorney fees and costs as a result of non-payment on a note due and payable October 1, 2001.


                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         Market. The company's common stock began trading in the over-the-counter ("OTC") market in November 2001. Its stock is included on the OTC Electronic Bulletin Board under the symbol "NEBO". The following table summarizes data from the OTC Electronic Bulletin Board indicating the high and low bid prices for a share of common stock during the fourth quarter of 2001, during which the shares were traded. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of the company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

                                    Bid Price

Year              Calendar Period                    High             Low

2001              Fourth Quarter                     $0.80            $0.25


         Holders. As of December 31, 2001, there were approximately 103 holders of record of the company's common stock and 13,707,445 shares are issued and outstanding.


         Dividends. Since its incorporation, the company has not declared any dividend on its common stock. The company does not anticipate declaring a dividend on its common stock for the foreseeable future.


         Dilution. The company has a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue the company's stock. In addition, a significant number of shares of common stock of the company are reserved for issuance upon exercise of purchase rights under stock options and warrants.


         The issuance of any shares of common stock, whether in connection with new equity offerings, acquisitions, or the exercise of options, warrants, or conversion rights will result in dilution of the equity and voting interests of existing shareholders.


         Transfer Agent and Registrar. The transfer agent and registrar for the Company's common stock is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111.

Recent Sales of Unregistered Securities


         The following information sets forth certain information for all securities sold by the company during the past three years without registration under the Securities Act of 1933, as amended (the "Securities Act").


1999


         On January 1, 1999, the company issued 300,000 shares of common stock at a price of $0.10 per share to a director, Lance Heaton.


         On January 1, 1999, the company issued 50,000 shares of common stock at a value of $0.10 per share as compensation for services provided by B&S Family Trust in connection with financing.


         On February 25, 1999, the company issued 20,000 shares of common stock to two of its employees under a compensation agreement with these employees. The stated value per share issued in this transaction was $0.10.


         On July 27, 1999, the company exchanged 100,000 shares of common stock to retire outstanding obligations with Brett Simonsen, one of its creditors, at a price of $0.50 per share.


         On July 27, 1999, the company issued 158,000 shares of common stock at a price of $0.50 per share (gross proceeds of $79,000). The purchasers of these securities, Eric Albach, Steve Heaton, and Long Family Trust, all accredited or sophisticated investors who had access to information concerning the company necessary to make an informed investment decision concerning their purchase of the Company's securities.


         On August 8, 1999, the company issued a total of 20,000 shares of common stock to two of its employees under a compensation agreement, valued at $0.50 per share.


         On August 8, 1999, the company sold 62,000 shares of common stock at a price of $0.50 per share. The purchaser of these securities was Curt D. Eddy IRA, a sophisticated purchaser who had access to information concerning the company necessary to make an informed investment decision concerning his purchase of the Company's securities.


         On September 1, 1999, the company sold 280,000 shares of common stock in a private placement at a price of $0.50 per share to Jeff Holmes, Joann L. Smith CRT, Matt M. Smith, and David Meyers IRA, each an accredited investor or a sophisticated investor who had access to information concerning the company necessary to make an informed investment decision concerning his or her purchase of the company's securities.


 2000


         During the year ended December 31, 2000, the company did not sell any shares of common stock or other securities for cash. However, the company did issue shares as follows:


         On January 30, 2000, the company purchased a 50-acre parcel of undeveloped real property for 147,800 shares of common stock from an entity owned by Scott Holmes, an officer and director, and Mr. Holmes' brother-in-law. The real property was recorded at the historical cost of the property, $20,000, as required by GAAP. The land had an MAI appraisal value of $82,000. The purchase price at historical carrying value is $0.135 per share and $0.555 per share at the MAI appraisal value.


         On February 29, 2000, the company issued 20,000 shares of common stock to two of its employees as part of a compensation agreement. These shares were valued at $0.65 per share.


         On December 16, 2000, the company converted debt to equity and issued a total of 436,115 shares of common stock to Finance Management International, one of its creditors at a price of $0.45 per share, in satisfaction of an obligation totaling $198,157.

2001


         On February 13, 2001, the company sold 13,333 shares of common stock to a Vicki Fullmer, a sophisticated investor in a private transaction for $0.75 per share.


         On November 15, 2001, the company issued 60,000 shares of common stock to certain note holders in conjunction with the renegotiation of debt. On November 15, 2001 the company issued 2,500 shares of common stock to an employee for a commission bonus earned.


         No underwriters were engaged in connection with the issuance of securities in any of the foregoing transactions. Unless otherwise stated, the foregoing sales of securities were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering. Issuance of options to employees, officers and directors of the company were made pursuant to Rule 701 under the Securities Act.


Information under Item 701 of Regulation S-B "Use of Proceeds"


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


         The results of the offering were as follows:

     o    The company issued 2,387,697 shares in the offering.

     o Because the offering was "self-underwritten" and offers and sales were effected by an officer and director of the company on the company's behalf, there were no underwriting fees, discounts or other commissions or fees related to the offering of the securities and no direct or indirect payments were made to the officer and director who assisted in these transactions.

     o The company incurred approximately $127,000 of offering costs consisting primarily of legal, accounting, and other fees related to the registration statement. These deferred offering costs have been offset against the proceeds received from the sale of the securities.

     o Proceeds to the company were $1,791,000. As of April 1, 2002, the proceeds were received as follows:

          o    $232,000 in cash

          o    $252,000 in services

          o $206,000 for repayment of short-term borrowings and accrued interest payable

          o    $1,101,000 in subscriptions receivable


         Net proceeds to the company after payment of the offering costs were $1,664,000. These net proceeds will be used for debt reduction, sales and marketing and working capital. The subscriptions receivable are represented by promissory notes payable in full on or before June 30, 2002. These notes bear interest at an annual rate of 8%, which is payable only in the event of a default on the note. As of the date of this report, a total of $1,101,000 remained outstanding under these notes.


Item 6.  Management's Discussion and Analysis or Plan of Operation


          The following description of the company's financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Actual results and the timing of important or material events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a discrepancy include, but are not limited to, those discussed in "Risk Factors" in this section.


Outlook


          Cash requirements through the end of 2002 will vary based upon a number of factors including, but not limited to, increased market development activities, additional personnel, travel, and other expenses related to projected growth. In the future, the company may consider additional financing methods, such as the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders. With respect to the year 2002, the company expects that additional cash funding will be needed.


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


Results of Operations


Year ended December 31, 2001, compared to the year ended December 31, 2000


          During the year ended December 31, 2001, the company had net sales of $3,925,996, reflecting a decrease of $790,984, or 17%, compared to net sales of $4,716,980 for the same period in 2000. Net sales in both years were derived from the sale of products. This decrease was due primarily to the decrease in sales specific to the fourth quarter of 2001 as compared to the same period in 2000. In the fourth quarter of 2000, the company recorded a large sale to Sam's Club. Of the $967,391 in total sales to Sam's Club in the year ended December 31, 2000, 72% or $697,930 was recorded in the fourth quarter. The company had no sales to Sam's Club in 2001.


          Costs of goods sold decreased $177,368 or 8% from $2,394,730 for the year ended December 31, 2000, to $2,217,362 for the same period in 2001. This decrease was due primarily to lower sales in 2001. Gross profit decreased $613,616 or 26% from $2,322,250 for the year ended December 31, 2000 to $1,708,634 in 2001. Gross margin percentages decreased from 49% for the year ended December 31, 2000 to 44% in 2001, primarily as a result of lower margins on certain product lines.


          Selling, general, and administrative expenses were $2,285,255 and $2,161,280 for the years ended December 31, 2001 and 2000, respectively, representing an increase of $123,975 or approximately 6%. The increase over the prior year is due primarily to increased expenses related to professional fees, consulting, rent, bad debt expense, and salaries and wages, which were partially offset by decreased expenses related to shipping, advertising and promotion, commissions, and travel.

          Interest expense was $615,528 and $748,699 for the years ended December 31, 2001 and 2000, respectively. This represents a decrease of $133,171 or 18% and is due primarily to the reduced availability on the line of credit for the year ended December 31, 2001, compared to 2000, as well as the result of lower rates of interest negotiated with creditors in the third and forth quarters of 2001.


          The company had a net loss for the year ended December 31, 2001 of $1,240,455 or approximately $0.11 per share, compared to a net loss of $313,284, or approximately $0.03per share in 2000. This increase in net loss is mainly attributable to lower revenues in the fourth quarter 2001, compared to the same period in 2000, as well as lower gross margin percentages and increased selling, general, and administrative expenses, some of which are related to the administrative expenses of taking the company public, but not recordable as offering costs.


Liquidity and Capital Resources


          The company had cash of $50,793 at December 31, 2001, compared to cash of $4,376 at December 31, 2000. The working capital deficit as of December 31, 2001, was $922,076, compared to a working capital deficit of $1,099,929 at December 31, 2000. The decrease in working capital deficit during the year ended December 31, 2001, is due primarily to the decrease in current liabilities associated with lines of credit, which are directly associated with the decrease in accounts receivable and inventory. As of December 31, 2000, the company had total short-term debt and current portion of long-term debt of $2,133,750. At December 31, 2001, short-term and current portion of long-term debt totaled $681,290 and bore interest at rates of prime plus 5% to rates of 24%. Long-term debt obligations to unrelated parties at December 31, 2001, excluding current maturities, totaled $949,361. This debt bears interest at rates of 12% to 24%. Long-term debt to related parties at December 31, 2001, excluding current maturities, totaled $278,318. This debt bears interest at rates of 15% to 24%. Included in current maturities of long-term debt is $153,000, which bears interest at 12% and $15,000, which bears interest at approximately 15% pursuant to a capital lease agreement. During the year ended December 31, 2001, the company refinanced or renegotiated and extended obligations totaling $1,354,636. The company borrowed $547,755 from new and existing lenders.


         The company had an accumulated deficit of $3,304,272 at December 31, 2001, compared to a deficit of $2,063,817 at December 31, 2000. This deficit is attributed to accumulated losses since inception.


         Historically, the company has financed operations principally through loans, private placements of equity and debt securities, and product sales. The company's operating activities provided $461,150 in net cash during the year ended December 31, 2001. Improved cash flow was the result primarily of a decrease in accounts receivable and inventory plus an increase in accounts payable and stock based compensation during 2001.


         On November 9, 2001, the company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for the accounts receivable component and the prime rate plus 5% on the inventory component. The company does not anticipate the need to borrow more than the new maximum under this agreement. However, the new maximum is only available if the eligible accounts receivable and inventory are at levels, which provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under this agreement. At December 31, 2001, the balance outstanding on the loan with Summit was $143,836 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. The company has also negotiated a $300,000 line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. At December 31, 2001, the balance outstanding on this line of credit was $91,000. Of the remaining balance on the line of credit at December 31, 2001, $180,676 was reserved for the settlement of issued letters of credit. In the future, the company may consider additional financing methods, such as the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders.

         The ability of the company to continue as a going concern is dependent on the company generating cash from the sale of its common stock, reducing debt and attaining future profitable operations. Management's plans include expanding market share through the introduction of new products, whether developed internally or through acquisition and obtaining equity financing through the sale of its common stock. However, there can be no assurance management of the company will be successful.


         The following chart includes principal balances of short-term and long-term borrowings as of December 31, 2000 and December 31, 2001.


Debt as of   10.75%       12% Interest  15%         16.5%       18%         19% to 24%      30%          Prime plus
----------   -------      ------------  ----        ------      ----        -----------     ----         ----------
             Interest                   Interest    Interest    Interest    Interest        Interest     4% to 6.5%
             --------                   --------    --------    --------    --------        --------     ----------
12/31/00          -                -    $159,538    $13,611     $ 83,800    $1,377,575      $150,000     $881,139
12/31/01     $5,844       $1,118,576    $202,207          -     $221,000    $  217,506             -     $143,836


          During the year ended December 31, 2001, the company refinanced several loan agreements to resolve or cure defaults. Also at December 31, 2001, the company was in default under twelve notes totaling $230,000.


Recent Developments

     o After the year ended December 31, 2001, the company entered into consulting agreements, which terminate in August 2002. The agreements require the company to issue 1,400,000 shares of common stock and 800,000 options to purchase common stock at $0.60 per share to the outside consultants as payment for the services performed.

     o From January 2002 to March 25, 2002, the company collected a total of $201,664 of stock subscriptions receivable.


Recent Accounting Pronouncements


         Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Financial Accounting Standards Board (FASB) carried most of the provisions of SFAS No. 125 forward to SFAS No. 140 without reconsideration, and some were only minor changes. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations for the company.


         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. As allowed by these statements, the company plans to adopt these provisions effective January 1, 2002. Management expects that there will be no impact on the company's results of operations, financial position or liquidity related to the adoption of the remaining provisions of these statements.


         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management does not expect the adoption of this statement to have a material impact on the company's results of operations, financial position or liquidity.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The company will adopt the provisions of this statement on January 1, 2002. Management does not expect the adoption of this statement to have a material impact on the company's results of operations, financial position or liquidity.


Risk Factors


         This report contains forward-looking statements, which may be affected by risks and uncertainties including many that are outside the company's control. The company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this report.


The audited financial statements that accompany this report have been prepared on the assumption that the company will continue as a going concern. If the company fails to continue in business, you could lose your investment in the company.


         The financial statements of the company that are included in this report have been prepared on the assumption that the company will continue as a going concern. The company's deficit in working capital, stockholders' deficit and recurring net losses raise substantial doubt about its ability to continue as a going concern. If the company is not successful in generating additional sales, reducing expenses, or obtaining additional financing, it may be required to scale back or discontinue operations, in which case its investors could lose all or substantially all of their investment.


The company faces intense competition from larger and better-established companies that may prevent it from ever becoming a significant market leader.


         The market for products is intensely competitive and highly fragmented. The company may experience competition from potential customers or partners to the extent that they manufacture or market their own competing product lines. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new technologies likely will increase the competitive pressures the company faces. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, the company's competitors may be able to limit or curtail its ability to compete successfully. These competitive pressures could materially adversely affect the company's business, financial condition, and results of operations.


If the company is to continue to be competitive, it will need to attract and retain key personnel.


          The company's future success depends significantly on the continued service of senior management. The familiarity of these individuals with the industry makes them especially critical to the company's success. The loss of the services of one or more of the company's key employees could have a material adverse effect on its business. The company does not currently have key man insurance on any of its employees, but the company anticipates obtaining that insurance in the near future. The company's future success also depends on its ability to attract and retain highly qualified design, technical, sales, marketing, customer service, and management personnel. Competition for these personnel is intense, and the company cannot guarantee that it will be able to attract or retain a sufficient number of highly qualified employees in the future. The lack of qualified management personnel could limit the company's ability to grow the business and may limit its ability to effectively compete in certain markets.

If the company is not successful in effectively managing growth, the cost of doing business may increase or could result in inefficiencies that would reduce cash available for growth and prevent the company from becoming profitable.


         To execute its business plan, the company must grow significantly. This growth will place a significant strain on personnel, management systems, and resources. The company expects that the number of employees, including management-level employees, will continue to increase for the foreseeable future, and that it may need additional office space and expanded technology infrastructure. Failure to manage growth effectively will materially adversely affect the company's business, results of operations, and financial condition.


In 2000, a significant portion of the company's net sales were to two customers. During 2001, the company did not continue a relationship with one of its two largest customers in 2000, which contributed to lower gross revenues for the year ended December 31, 2001 compared to 2000.

     In 2000, sales to Home Depot totaled approximately 25% of net sales. In addition, Sam's Club accounted for approximately 21% of the company's net sales in 2000. In 2001, sales to Home Depot totaled approximately 15% of net sales and there were no sales to Sam's Club. The company has no arrangements or contracts with any customers that would require them to purchase a specific amount of product from the company and they are therefore free to choose at will from among suppliers of like products. The decrease in Home Depot sales and elimination of sales to Sam's Club, was partially offset by increases in sales to Menards, Worldwide Distributors, and various small hardware and outdoor products retailers.


         The company did not continue to receive orders from Sam's Club in 2001. Sales to Sam's Club in 2000 represented approximately 21% of net sales. The failure to continue to receive orders from Sam's Club reduced total revenues in 2001 as compared to 2000 and adversely affected net income for the year.


The company's earnings fluctuate seasonally, which may affect financial results.


         Because the company's products are sold in retail outlets, its business is subject to seasonal fluctuations that affect retail business generally. The company's inability to manage any potential fluctuations in revenues could materially adversely affect its business, financial condition and results of operations.


The company may not be able to protect its proprietary rights and it may infringe the proprietary rights of others, which would require the company to incur substantial costs or could result in payment of money damages to the owners of those rights it infringes.


         The company regards its copyrights, service marks, trademarks, trade secrets, and similar intellectual property as critical to its success and competitive position. The company relies on trademark and copyright law, trade secret protection, and confidentiality and license agreements with employees, strategic partners, and others to protect these rights. Although the company seeks to protect its proprietary rights, these actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. Unauthorized parties may improperly obtain and use information that the company regards as proprietary. Third parties may infringe or misappropriate the company's proprietary rights. Any of these events would likely cause the company to incur substantial expense, could result in loss of important competitive advantage or result in an inability to continue to sell products that are based on these proprietary rights.


          Patents issued to the company or to its strategic partners may not provide a basis for commercially viable products or may not provide any competitive advantages. Third parties could challenge these patents. The patents of others could limit the company's ability to use protected processes or technologies. Any of these situations could have a material adverse effect on the company's ability to do business. The company cannot prevent others from independently developing similar or alternative technologies, duplicating any of its technologies, or, if patents are issued to the company, designing around its patented technologies. The company could incur substantial costs in litigation if required to defend itself in patent suits brought by third parties or if it initiates patent suits.


         Others may have filed or in the future may file patent applications that are similar or identical to those the company relies upon by license or otherwise. To determine the priority of inventions, the company may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings could result in substantial cost to us. The company cannot ensure that any third-party patent application will not have priority over ours. Additionally, it is possible that the laws of some foreign countries may not protect the company's patent and other intellectual property rights to the same extent as the laws of the United States.


          The company's future prospects also depend in part on it neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to its technologies and products. The company cannot guarantee that it will not infringe the patents, licenses or other proprietary rights of third parties. The company could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the company or its strategic partners that claims damages and seeks to enjoin commercial activities relating to the affected products and processes could subject the company to potential liability for damages. These legal actions could also require the company or its strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. The company cannot ensure that its strategic partners or the company would prevail in any of these actions. The company cannot ensure that any license, including licenses proposed by third parties, required under a patent would be available on terms that are commercially acceptable, if at all. The company have not conducted an exhaustive patent search and the company cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on its ability to develop and market products. If the company becomes involved in patent litigation, it could consume a substantial portion of managerial and financial resources, which could have a material adverse effect on its business, financial condition, results of operations, and relationships with corporate partners.


         The company attempts to control the disclosure and use of its proprietary technology, know-how and trade secrets under agreements with the parties involved. However, the company cannot ensure that others will honor all confidentiality agreements. The company cannot prevent others from independently developing similar or superior technology, nor can the company prevent disputes that could arise concerning the ownership of intellectual property.


There is no assurance that the company's future products will be accepted in the market.


          Although the company has had some success with its 13-in-1 product, future products may not be accepted in the market. For the company to be profitable, retail customers must accept its products as beneficial and worthwhile. Market acceptance will require substantial education about the benefits of the company's products. If consumers do not accept the company's products or acceptance takes a long time, revenues and profits will be reduced. The company can provide no assurance that there will be a favorable market for its products or that it will realize a profitable rate of return.


The company may be subjected to claims under product liability law, which could cause it to incur significant expense to defend and that might require that the company pay high damage awards.


          Although the company insures against possible liability for injury or damages resulting from the misuse of or defects in its products, there is no assurance that the company will continue to maintain that insurance or that it will be available on reasonable terms. The company may incur liability to consumers based on claims that its products are harmful or ineffective. Those claims, even if unfounded, could cause damage to the company's reputation, result in expensive product recalls, or result in high litigation expense.


The loss of the company's exclusive distribution rights could limit or possibly eliminate access to its most successful market to date.


          The company has purchased and distributed one of its products, the NEBO 13-in-1 multi-bit ratchet screwdriver, under an exclusive arrangement with the owner of the design for the product. Sales from this product totaled $1.3 million, or approximately 27.5% of sales in 2000 and approximately $571,098 or 15% in 2001. The company's written contract for this arrangement was entered into effective April 1, 2001 and terminated March 31, 2002. The agreement was not extended beyond March 31, 2002, and the company has lost its exclusive rights to manufacture and market that product in the United States. The company does not believe that the loss of this agreement will have a material adverse impact on its sales of this product into the market. If the company is unable to obtain additional licenses or similar arrangements on other products, then this may limit the products the company can sell.

The company's business is subject to risks related to doing business in China, which could result in its inability to meet manufacturing requirements or delivery deadlines for products and cause the company to lose market share.


          The company obtains much of its manufacturing in the People's Republic of China (also referred to as the PRC) from contract manufacturers. The company's business relationships in the PRC could be adversely affected by internal political, economic, and social uncertainties. Any change in policy by the Chinese government could adversely affect investments in or business relationships with Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports, or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in the PRC. Although the PRC has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of state-owned industries could significantly affect the government's ability to continue with its reform.


          As a developing nation, the PRC's economy is more volatile than that of developed Western industrial economies. The PRC's economy differs significantly from that of the United States or a Western European country in structure, level of development, capital reinvestment, resource allocation, and self-sufficiency. There can be no assurance that under some circumstances, the PRC government's pursuit of economic reforms will be restrained or curtailed. Actions by the central government of the PRC could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for the company's Chinese operations.


         Although the company believes that contract manufacturers outside the PRC could meet supply needs if it were unable to continue to use Chinese manufacturers within the PRC, this might result in delays in meeting orders or in higher expense than current relationships.


The Chinese legal system embodies uncertainties, which could limit the legal protections available to us.


         The Chinese legal system is a civil law system based on written statutes. Unlike common law systems such as the United States and the United Kingdom, the Chinese legal system is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 20 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Recent legal and political changes in China have resulted in reforms. However, these laws, regulations, and legal requirements are relatively recent, and there is little, if any, precedence in their interpretation and enforcement. This lack of experience with these new laws creates uncertainties that could limit the company's ability to accurately predict the exact legal protections available to it and other foreign investors. In addition, the company cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.


The company relies on third parties to manufacture its products. Therefore, the company does not have direct control over the quality or other aspects of the manufacturing process, which could result in a loss of customer acceptance of its products and increased expense related to warranty claims or defective product returns.


         The company does not directly control the manufacturing facilities where its products are made and the company must depend on third parties to make its products according to standards for quality and reliability. The company does not own any manufacturing facilities or equipment and do not employ any manufacturing personnel. The company uses third parties to manufacture its products on a contract basis. The company cannot assure you that the company will be able to obtain qualified contract manufacturing services on reasonable terms. In addition, the manufacture of the company's products involves complex and precise processes. Changes in the company's manufacturing processes or those of its suppliers, or the use of defective components or materials, could significantly reduce its manufacturing yields and product reliability. The company's manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to its results of operations. This may also cause delayed product shipments and impaired gross margins. In some cases, existing manufacturing techniques involve substantial manual labor. To improve gross margins, the company may need to develop new, more cost-effective manufacturing processes and techniques, and if the company fails to do so, its gross margins may be adversely affected.


The company may experience adverse economic and political risks associated with companies that operate in Taiwan.


         In addition to the company's contract manufacturing performed in the PRC, the company uses manufacturers in Taiwan. Relations between Taiwan and the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could affect the company's business and the market price and liquidity of the company's shares. The PRC asserts sovereignty over all of China, including Taiwan and other neighboring islands and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwanese government. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan were to declare its independence or take other actions China deems to be offensive to its claims of sovereignty. Relations between Taiwan and the PRC have on occasion adversely affected the market value of Taiwanese companies and could negatively affect the operations of the company's manufacturers in Taiwan in the future, which could have a materially adverse effect on its business, financial condition or results of operations.


The location of the company's manufacturing facilities subjects it to increased risk that a natural disaster could disrupt operations.


         Substantially all of the company's products are manufactured by contract manufacturers in China, Taiwan, and India. These countries are in regions that are prone to natural disasters, including the risk of earthquakes due to the proximity of major earthquake fault lines. In September 1999, major earthquakes in Taiwan affected the facilities of the company's manufacturers, causing power and communications outages and disruptions that impaired production capacity. In early 2001, a major earthquake caused significant damage and loss of life in India. The occurrence of an earthquake or other natural disaster in these countries could result in the disruption of work at the company's manufacturing facilities, which could cause significant delays in the production or shipment of products until the company is able to shift production to different facilities or arrange for third parties to manufacture its products. The company may not be able to obtain alternate capacity on favorable terms or at all.


Item 7.  Financial Statements


         The company's audited financial statements and associated notes are included and set forth on pages F-1 through F-24 of this report.


                                    Part III


Item 9.  Directors and Executive Officers


Executive Officers, Key Employees and Directors


         The executive officers and directors of NEBO as of April 1, 2002 are as follows:

         Name, Age            Office

         Scott Holmes, 35     Director, President, CEO
         Darin Malchus, 40    Director
         Mont Warren, 40      Chief Financial Officer
         Jerry Mika, 37       Vice President Sporting Goods
         John Larsen, 36      Vice President Marketing and Product Development


         Mr. Scott Holmes has been with the company and its predecessors since August 1997 and became CEO in December 1998. From November 1995 to August 1997, he was a sales manager with United Staffing Alliance, a professional employer organization. Prior to that he co-owned Liberty Loan, a retail lending company.

From January 1993 until December 1994, Mr. Holmes worked for Ostler International d.b.a. Interstate Auto Supply where he gained extensive international trade and business experience.


         Mr. Darin Malchus joined the company and its predecessors in January 1998 as controller. In May 2000, he was appointed Vice President Marketing and Product Development. He became a director in February 2001. He holds a BS degree in Business Administration, Accounting, from California State University, Chico, with a minor in Mathematics. Beginning in June 1989, he was employed by KPMG Peat Marwick as a financial auditor in Los Angeles, California. He is a Certified Public Accountant (California). From September 1993 to April 1995 Mr. Malchus was the Financial Manager of Barton Memorial Hospital and Carson Valley Medical Center, located in South Lake Tahoe, California, and Gardnerville, Nevada, respectively. He then joined NVMS, a medical group consisting of plastic and oral surgeons, serving as Controller and Group Administrator. Effective March 14, 2002, Mr. Malchus will no longer be serving as an officer of the company, but he continues to serve as a member of the Board of Directors.


         Mr. Mont Warren joined the company in August 2001 as Chief Financial Officer. Mr. Warren has an extensive background in finance, accounting, information systems, and management in addition to experience in IPO and SEC related issues. Beginning in 1998, Mr. Warren held the position of Chief Financial Officer of Experior Assessments, LLC in Salt Lake City, Utah. Prior to that he worked as Chief Financial Officer of Renaissance Golf Products, Inc. from 1991 to 1998. Mr. Warren holds a Bachelors Degree in accounting with a minor in Finance/Business Composition from Brigham Young University.


         Mr. Jerry Mika joined the company on July 1, 2001 as Vice President of Sporting Goods. Mr. Mika has over 16 years of experience in sales to retail, wholesale, and commercial customers. From 1998 to 2001 he worked as a national sales representative for Utility Trailer Sales of Utah. Prior to that he held the position of Sales Manager for Tire World in Salt Lake City, Utah, managing their technical staff and selling to retail and commercial customers. In addition to his extensive sales experience, Mr. Mika has worked as a hunting and fishing guide for the last 14 years.


         Mr. John Larsen joined the company on March 28, 2002, as Vice President Marketing and Product Development. From June 1994 to March 2002, he was employed with Aetna, Inc. in Dallas, Texas and Tulsa, Oklahoma. His most recent position after several promotions was Network Manager & Director of Provider Relations in the Tulsa office. He gained international business experience working from 1998 to 1991 for Teiki Kanko, Inc., a Los Angeles-based tourism company. Mr. Larsen holds an MBA degree from Texas Tech University and a BA degree in Japanese Literature from Brigham Young University.


Section 16(a) Beneficial Ownership Reporting Compliance


         Section 16(a) of the Securities Exchange Act of 1934 requires the company's officers, directors and persons who beneficially own more than 10 percent of a registered class of the company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms they file.


         Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the company believes that all reports required to be filed by these individuals and persons under Section 16(a) have been filed.


The Board of Directors


         Directors hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified. Executive officers are elected by the board of directors and hold office until their successors are elected or appointed and duly qualified. Vacancies on the board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the board, with such new director serving the remainder of the term or until his successor shall be elected and qualify.

Meetings and Committees


         There were five regular meetings of the board of directors held during the year ended December 31, 2001. No director attended fewer than 75 percent of the meetings during the fiscal year. The board also acted during 2001 by unanimous written consent in lieu of a meeting, as permitted by Utah law and the Company's bylaws. The board has no formal Nominating Committee. The board also has no Audit Committee at this time.


Remuneration


         No determination has been made regarding remuneration of directors for 2002. The company reimburses board members for reasonable travel expenses for their attendance at meetings. No options have been granted or other compensation paid to directors as of the date of this report.


Item 10.     Executive Compensation


         The following table sets forth the compensation paid in each of the past three fiscal years to all individuals serving as the Company's chief executive officer during the year ended December 31, 2001 (the "Named Executive Officer"). None of the company's executive officers is paid more than $100,000 annually. The company does not have any written employment agreements with any of its employees.


                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                       Awards
                               Annual Compensation
       Name and                                                                  Other Annual        Securities
      Principal                             Salary              Bonus            Compensation        Underlying
       Position             Year              ($)                ($)               ($) (1)           Options (#)

Scott Holmes, CEO           2001            $96,000              $0                 $1,427                0
                            2000            $96,000              $0                 $1,164                0
                            1999            $82,000              $0                 $  290                0


     (1) Includes approximate amount of employer matching contribution to 401(k) plan.


Employment Agreements


         The company does not have employment agreements with any of its executive officers.


Stock Option Plan


         Effective January 1, 2001, the board of directors adopted a Stock Option Plan. The Plan authorizes the granting of awards of up to 7,000,000 shares of voting common stock to key employees, officers, directors, consultants, advisors and sales representatives. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights, and other stock-based awards, as described in the Plan. Incentive stock options granted under the Plan may not be exercisable after the expiration of five years after the grant date and any non-qualified stock options granted under the Plan may have an exercise date that is more than ten years after the grant date.


         The Plan is administered by the board of directors, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan. The exercise price of qualified options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the company's outstanding stock). The aggregate fair market value (determined at the date of grant) of shares for which qualified stock options are exercisable for the first time by that employee during any calendar year may not exceed $100,000. If the value of the stock subject to options exceeds this amount, the excess is considered to be a non-qualified option, with the result that the beneficial tax treatment of the incentive stock option will be lost as to the excess amount. This does not limit the amount of options that an employee can exercise.


          Non-qualified stock options granted under the Plan may be granted at a price determined by the board of directors, but generally not to be less than the fair market value of the common stock on the date of grant. The board has the discretion to grant options with exercise prices less than the fair market value of the common stock on the date of grant if it determines that circumstances justify a below market price. If options or other awards are made under the plan with exercise prices below the fair market value of the common stock on the date of the grant, NEBO will incur a related expense for the beneficial conversion feature of the below-market grant, which will reduce NEBO's earnings, if any, or increase the amount of its loss, if any, for the period in which the grant is made. However, the board does not anticipate granting options with prices below the fair market value of the common stock in the foreseeable future and has not granted options with below market exercise prices at any time in the past.


         Options granted to employees under the Plan may not be exercised after the termination of the employment of the holder except under circumstances enumerated in the Plan. Those circumstances include termination of employment resulting from retirement, disability and death of the holder. If termination results from the retirement of the holder of the option, the option may be exercised within three months after the retirement for all of the shares covered by the grant. The Plan defines retirement to mean any termination of employment after the completion of at least ten years of service. If employment is terminated because of disability, the options may be exercised within three months after the termination of the employment. If an employee dies while employed and while holding vested but unexercised options under the Plan, the personal representative of the deceased employee may exercise the options for one year after the date of death. If the holder of the option dies within three months after termination of employment for a reason other than retirement or disability, the options granted under the Plan may be exercised within one year after the date of death, but the options may not be exercised for more than the number of shares, if any, as to which they were exercisable by the employee immediately prior to his death.


         Options granted under the Plan may be exercised within three months after the involuntary termination of employment as to the number of shares that may be purchased immediately prior to the termination of employment. "Involuntary termination of employment" means any termination of employment with NEBO by reason of the discharge, firing or other involuntary termination of employment by action of NEBO, other than an involuntary termination for cause. Termination for cause can result by the employee's theft or embezzlement from NEBO, the violation of a material term or condition of his or her employment, the disclosure of confidential information, conviction of a crime involving moral turpitude, stealing trade secrets or intellectual property, any act in competition with NEBO or any other act, activity or conduct, which in the opinion of the committee is adverse to the best interests of NEBO. In these circumstances, all unexercised options become null and void effective as of the date of the occurrence of the event that results in the termination for cause.


         The Plan also contains change in control provisions, which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any person or group of persons owning more than 10% of the company's outstanding common stock, excepting broker-dealers, banks, insurance companies, investment companies, employee benefit plans, parent holding company or control person, savings associations, church plans or groups comprised of these types of shareholders, becomes the beneficial owner of more than 30% of the company's outstanding shares of common stock.


         During the year ended December 31, 2001, the company granted options to purchase a total of 1,422,000 shares under the Plan to 23 option holders. Of these awards, 219,500 options expired during 2001, options to purchase 154,500 shares carry an exercise price of $0.70 per share, options to purchase 520,000 shares carry an exercise price of $0.77 per share, options to purchase 128,000 shares carry an exercise price of $0.75 per share, and options to purchase 400,000 shares carry an exercise price of $0.60 per share. These options vest over periods ranging from immediately to four years from the date of grant. In addition, on October 31, 2001, the company issued 65,000 warrants to purchase stock at $0.75 per share to certain creditors. These warrants expire October 31, 2004.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters


         The following table sets forth information with respect to the beneficial ownership of the company's common stock as of April 1, 2002 by (1) each person, or group of affiliated persons, who is known by the company to own beneficially more than five percent of the common stock; (2) each director; (3) each executive officer; and (4) all directors and executive officers as a group. Unless otherwise noted, the address of each beneficial owner listed below is c/o the company at its corporate offices.

                                                                        Percentage
                                                                         of Shares
Name of Shareholder                 Number of Shares (1)                 Owned (2)
-------------------                 --------------------                 ---------

5% or more Shareholders:

Aspen Capital Group
8989 S. Schofield Cir.
Sandy, Utah 84093                         1,350,000                      8.9%

Officers and Directors

Scott Holmes (3)                          1,969,800                     13.0%
Mont Warren (4)                              37,500                      *
Darin Malchus (5)                            58,750                      *
Jerry Mika (6)                               18,750                      *
John Larsen (7)                              26,000                      *

All directors and officers
as a group (5 Persons)                    2,110,800                     13.9%


* Less than one percent.


     (1) Based on 15,177,445 shares outstanding at April 1, 2002.


     (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable or convertible within 60 days of the date of this report, are deemed outstanding. Those shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.


      (3)Includes options to purchase 50,000 shares that are or become exercisable within 60 days of the date of this report.


     (4) Includes options to purchase 37,500 shares that are or become exercisable within 60 days of the date of this report.


     (5) Includes options to purchase 18,750 shares that are or become exercisable within 60 days of the date of this report.


     (6) Includes options to purchase 18,750 shares that are or become exercisable within 60 days of the date of this report.


     (7) Includes options to purchase 20,000 shares that are or become exercisable within 60 days of the date of this report.


Item 12.  Certain Relationships and Related Transactions


2000


          During the year ended December 31, 2000, the company loaned The Murdock Group, a former affiliate, $75,000. In addition, the company had discussions with The Murdock Group about the loss the company had incurred on the exchange of prior loans for 1,034,000 shares of The Murdock Group common stock in 1999. On November 15, 2000, The Murdock Group issued NEBO approximately 9,745,000 shares of its common stock to satisfy the $75,000 advances made during 2000 and to provide some relief for the loss incurred in the prior year, together with interest income earned on the advances.


         The 9,745,000 shares the company received in November 2000 were valued at approximately $.035 per share at the time they were received, based upon the average trading value of The Murdock Group common stock when the first discussions to resolve the issues took place. In establishing the price at which the company would accept these shares, the company also took into consideration the trading value of The Murdock Group common stock, the volume of trades of the Murdock Group stock, and the financial condition of The Murdock Group.


         During 2000, the company sold 260,870 shares of The Murdock Group stock for a gain of $28,420. The company also exchanged 9,950,000 shares of Murdock Group stock in satisfaction of $348,250 of notes payable. The company exchanged these shares at a price of approximately $.035 per share, which approximated the fair market value of the shares based upon the trading value of The Murdock Group stock and recorded no gain or loss on the transaction.


          At December 31, 2001, the company owned less than one percent of the issued and outstanding common stock of The Murdock Group.


         In 2000, the company borrowed an aggregate of approximately $710,500 from Scott Holmes, an officer and director. Cash repayment totaling approximately $600,000 was made prior to the year-end. The balance owing Mr. Holmes at December 31, 2000 on this and other amounts loaned by him was approximately $110,500. The annual interest rate on this debt is 15%.


         Also in 2000, the company purchased a 50-acre parcel of undeveloped real property for 147,800 shares of common stock from an entity owned by Scott Holmes, an officer and director, and Mr. Holmes' brother-in-law. The real property was recorded at the historical cost of the property, approximately $20,000, as required by GAAP. The land had an MAI appraisal value of $82,000. The purchase price at historical carrying value is $0.135 per share and $0.555 per share at the MAI appraisal value.


         During 2000, the company borrowed $80,000 from Suzanne Heaton, the wife of a former director, Lance Heaton. This loan is due in June 2003 and bears interest at an annual rate of 24%. During 2000, the company repaid $10,000 principal on this loan.


2001


         During the year ended December 31, 2001, the company sold land with a historical cost of approximately $20,000 to an officer of the company in exchange for payment on a note payable due to the officer. Also, the company issued 226,285 shares of common stock in exchange for a reduction of debt and accrued interest of $169,714 payable to relatives or affiliates of an officer and shareholders of the company.


Wells Fargo and Summit Financial


         On November 9, 2001, the company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for the accounts receivable component and the prime rate plus 5% on the inventory component. The company does not anticipate the need to borrow more than the new maximum under this agreement. However, the new maximum is only available if the eligible accounts receivable and inventory are at levels, which provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under this agreement. At December 31, 2001, the balance outstanding on the loan with Summit was $143,836 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. The company has also negotiated a $300,000 line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. At December 31, 2001, the balance outstanding on this line of credit was $91,000. Of the remaining balance on the line of credit at December 31, 2001, $180,676 was reserved for the settlement of issued letters of credit. In the future, the company may consider additional financing methods, such as the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders.


Item 13.  Exhibits and Reports on Form 8-K


The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #         Description

3.1               Articles of Incorporation*
3.2               Amended Articles of Incorporation*
3.3               Amendment to Articles of Incorporation **
3.4               Bylaws*
4.1               Specimen of Common Stock Certificate*
4.2               Form of Employee Incentive Stock Option Agreement ***
10.1              Credit and Security Agreement dated September 1, 2000 with Wells Fargo*
10.2              First Amendment dated July 26, 2000 to Credit and Security Agreement*
10.3              Second Amendment dated September 20, 2000 to Credit and Security Agreement*
10.4              Third Amendment dated November 22, 2000 to Credit and Security Agreement*
10.5              Lease for Draper, Utah corporate offices and warehouse facility*
10.6              Exclusive Agreement for Manufacture of 13-in-1*
10.7              SK Management Trust Note*
10.8              Feather River Trust Note*
10.9              Meyers Note*
10.10             Christensen Note*
10.11             Branch Note*
10.12             S&L Family Trust Note and Agreement*
10.13             New SK Management Trust Note dated September 30, 2001**
10.14             New Branch Note dated September 1, 2001**
10.15             New Meyers Note dated September 1, 2001**
10.16             New Feather River Trust Note dated September 4, 2001**
10.17             New S&L Family Trust Note dated September 30, 2001**
10.18             Set-Off and Release Agreement between NEBO Products, Inc., and
                  Pete Chandler dated as of December 28, 2001, filed herewith.
10.19             Set-Off and Release Agreement between NEBO Products, Inc., and
                  Suzanne Heaton dated as of December 28, 2001, filed herewith.
10.20             Set-Off and Release Agreement between NEBO Products, Inc., and
                  Rodger Smith dated as of December 28, 2001, filed herewith.
99.1              2001 Stock Option Plan*
        -------------------


     * Incorporated by reference to the same-numbered exhibit to the company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 5, 2001.


     ** Incorporated by reference to the same-numbered exhibit to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.


     *** Incorporated by reference to the same-numbered exhibit to the company's report on Form S-8 filed with the Securities and Exchange Commission on January 18, 2002.


(b)      Reports on Form 8-K


         During the quarter ended December 31, 2001, the company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 NEBO Products, Inc.


                 By:   /s/ Scott Holmes
                      ------------------------------------------------
                         Scott Holmes, Chief Executive Officer

                 Dated:   April 15, 2002
                        ----------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name and Title            Date


/s/ Scott Holmes                            April 15, 2002
------------------------------------        ------------------
Scott Holmes
Chief Executive Officer
(Principal Executive Officer),
President and Director



/s/ Mont Warren                             April 15, 2002
------------------------------------        ------------------
Mont Warren
Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Darin Malchus                           April 15, 2002
------------------------------------        ------------------
Darin Malchus
Director

[GRAPHIC OMITTED]









Financial Statements
December 31, 2001 and 2000

                               NEBO PRODUCTS, INC.

                          Index to Financial Statements

--------------------------------------------------------------------------------





                                                                          Page


Independent auditors' report                                              F-1


Balance sheet                                                             F-2


Statement of operations                                                   F-3


Statement of stockholders' deficit                                        F-4


Statement of cash flows                                                   F-5


Notes to financial statements                                             F-6

--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NEBO Products, Inc.


We have audited the accompanying balance sheet of NEBO Products, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEBO Products, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has a deficit in working capital, a stockholders' deficit and recurring net losses. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                /s/   TANNER + CO.

                                                      TANNER + CO.



Salt Lake City, Utah
March 25, 2002

                               NEBO PRODUCTS, INC.

                                  Balance Sheet

                                                                          December 31, 2001
                  Assets
Current assets:
      Cash                                                        $                  50,793
      Accounts receivable, net                                                      112,176
      Subscriptions receivable                                                      201,664
      Inventory                                                                     352,183
      Other current assets                                                           20,435
                                                                  -------------------------

                  Total current assets                                              737,251

Property and equipment, net                                                         150,487
Other assets                                                                         15,185
                                                                  -------------------------

                                                                  $                 902,923
                                                                  -------------------------

-------------------------------------------------------------------------------------------

                  Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable                                            $                 814,578
      Accrued liabilities                                                           112,962
      Interest payable                                                               50,497
      Short-term notes payable                                                      463,286
      Short-term notes payable - related party                                       50,000
      Current portion of long-term debt                                             168,004
                                                                  -------------------------

                  Total current liabilities                                       1,659,327

Long-term debt                                                                      949,361
Long-term debt - related party                                                      278,318
                                                                  -------------------------

                  Total liabilities                                               2,887,006
                                                                  -------------------------

Commitments and contingencies                                                             -

Stockholders' deficit:
      Preferred stock, no par value; 100,000,000
         shares authorized, no shares issued or outstanding                               -
      Common stock, no par value, voting; 100,000,000 shares
        authorized, 13,707,445 issued and outstanding                             2,421,111
      Subscriptions receivable                                                   (1,100,922)
      Accumulated deficit                                                        (3,304,272)
                                                                  -------------------------

                  Total stockholders' deficit                                    (1,984,083)
                                                                  -------------------------

                                                                  $                 902,923
                                                                  -------------------------


See accompanying notes to financial statements.

                               NEBO PRODUCTS, INC.
                             Statement of Operations

                                                                       Years Ended December 31,
                                                                   2001                      2000
                                                         ------------------------   ---------------------

Net sales                                                $              3,925,996   $           4,716,980
Cost of sales                                                           2,217,362               2,394,730
                                                         ------------------------   ---------------------

                  Gross profit                                          1,708,634               2,322,250
                                                         ------------------------   ---------------------

Expenses:
      Selling, general, and administrative                              2,285,255               2,161,280
      Depreciation                                                         30,098                  24,289
                                                         ------------------------   ---------------------

                                                                        2,315,353               2,185,569
                                                         ------------------------   ---------------------

                  (Loss) income from operations                          (606,719)                136,681

Other income and expense:
      Interest expense                                                   (615,528)               (748,699)
      Interest income                                                      10,202                       -
      Impairment loss on marketable securities                            (28,410)                      -
      Other income                                                              -                   7,318
      Other income - related party                                              -                 262,996
      Gain on sale of marketable securities                                     -                  28,420
                                                         ------------------------   ---------------------

                                                                         (633,736)               (449,965)
                                                         ------------------------   ---------------------

                  Loss before benefit for income taxes                 (1,240,455)               (313,284)

Income taxes                                                                    -                       -
                                                         ------------------------   ---------------------

check!!           Net loss                               $             (1,240,455   $            (313,284)
                                                         ------------------------   ---------------------

Loss per common share - basic and diluted                $                  (.11)   $               (.03)
                                                         ------------------------   ---------------------

Weighted average shares - basic and diluted                            11,801,000              10,752,000
                                                         ------------------------   ---------------------

See accompanying notes to financial statements.
                                                                             F-3

                               NEBO PRODUCTS, INC.
                   Combined Statement of Stockholders' Deficit
                     Years Ended December 31, 2001 and 2000

                                                                                                     Accumulated Other
                                                             Common Stock            Subscriptions     Comprehensive
                                                   -----------------------------
                                                       Shares          Amount         Receivable            Loss
                                                   ------------   --------------   --------------   -------------------

Balance January 1, 2000                            10,640,000     $      347,000   $            -   $            -

Issuance of common stock for:
         Debt                                         436,115            198,157                -                -
         Land - related party                         147,800             20,000                -                -
         Services                                      20,000             13,000                -                -

Comprehensive loss:
         Net loss                                           -                  -                -                -
         Increase in unrealized loss                        -                  -                -           (8,670)

         Total comprehensive loss                           -                  -                -                -
                                                   ------------   --------------   --------------   -------------------

Balance December 31, 2000                          11,243,915            578,157                -           (8,670)

Issuance of common stock for:
         Cash                                          54,430             40,225                -                -
         Services                                     335,000            251,250                -                -
         Debt                                         260,280            195,210                -                -
         Accrued interest payable                      77,039             57,779                -                -
         Subscriptions receivable, net
                of offering costs                   1,736,781          1,175,233       (1,100,922)               -


Issuance of options for interest expense and                -            123,257                -                -
services

Comprehensive loss:
         Net loss                                           -                  -                -                -
         Decrease in unrealized loss                        -                  -                -            8,670

         Total comprehensive loss                           -                  -                -                -
                                                   ------------   --------------   --------------   -------------------

Balance December 31, 2001                          13,707,445     $    2,421,111   $   (1,100,922)  $            -
                                                   ------------   --------------   --------------   -------------------







                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit        Deficit
                                                   -------------   ----------------

Balance January 1, 2000                            $ (1,750,533)   $  (1,403,533)


Issuance of common stock for:
         Debt                                                 -          198,157
         Land - related party                                 -           20,000
         Services                                             -           13,000

Comprehensive loss:
         Net loss                                      (313,284)        (313,284)
         Increase in unrealized loss                          -           (8,670)
                                                                   ----------------
         Total comprehensive loss                             -         (321,954)
                                                   -------------   ----------------

Balance December 31, 2000                            (2,063,817)      (1,494,330)

Issuance of common stock for:
         Cash                                                 -           40,225
         Services                                             -          251,250
         Debt                                                 -          195,210
         Accrued interest payable                             -           57,779
         Subscriptions receivable, net
                of offering costs                             -           74,311


Issuance of options for interest expense and                  -          123,257
services

Comprehensive loss:
         Net loss                                    (1,240,455)      (1,240,455)
         Decrease in unrealized loss                          -            8,670
                                                                   ----------------
         Total comprehensive loss                             -       (1,231,785)
                                                   -------------   ----------------

Balance December 31, 2001                          $ (3,304,272)   $  (1,984,083)
                                                   -------------   ----------------


See accompanying notes to financial statements.
                                                                            F-4

                               NEBO PRODUCTS, INC.

                             Statement of Cash Flows

                                                                                     Years Ended December 31,
                                                                                   2001                    2000
                                                                         -------------------------      -----------------
Cash flows from operating activities:
      Net loss                                                           $             (1,240,455)      $        (313,284)
      Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
            Depreciation                                                                   30,098                  24,289
            Provision for losses on accounts receivable                                     6,901                   7,878
            Non-cash interest income on related party notes receivable                          -                (262,996)
            Stock compensation for services and interest expense                          251,250                  13,000
            Stock option compensation for services and interest expense                   123,257                       -
            Gain on sale of marketable securities                                               -                 (28,420)
            Loss on impairment of marketable securities                                    28,410                       -
      (Increase) decrease in:
            Accounts receivable                                                           571,916                (431,340)
            Inventory                                                                     443,752                 (56,121)
            Other assets                                                                   14,456                  53,230
      Increase (decrease) in:
            Accounts payable                                                              151,676                 282,898
            Accrued liabilities                                                            79,889                  16,000
            Deferred revenue                                                                    -                 (53,827)
                                                                         -------------------------      -----------------

                        Net cash provided by (used in)
                        operating activities                                              461,150                (748,693)
                                                                         -------------------------      -----------------

Cash flows from investing activities:
      Proceeds from sale of securities                                                          -                  41,464
      Purchases of property and equipment                                                  (6,367)                (39,642)
      Issuance of related party notes receivable                                                -                 (75,000)
                                                                         -------------------------      -----------------

                        Net cash used in
                        investing activities                                               (6,367)                (73,178)
                                                                         -------------------------      -----------------

Cash flows from financing activities:
      Proceeds from long and short-term debt                                              490,249               1,451,114
      Principal payments on long and short-term debt                                   (1,088,439)               (804,110)
      Net proceeds from factored receivables                                              276,952                       -
      Offering costs                                                                     (127,353)                      -
      Proceeds from stock issuance                                                         40,225                       -
                                                                         -------------------------      -----------------

                        Net cash (used in) provided by
                        financing activities                                             (408,366)                647,004
                                                                         -------------------------      -----------------

Increase (decrease) in cash                                                                46,417                (174,867)

                        Cash at beginning of year                                           4,376                 179,243
                                                                         -------------------------      -----------------

                        Cash at end of year                              $                 50,793       $           4,376
                                                                         -------------------------      -----------------

See accompanying notes to financial statements.
                                                                            F-5

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.    Organization
Description of Business
NEBO Products, Inc. (a.k.a. NEBO Tools and NEBO Sports) operates in the wholesale industry as a wholesale distributor of hardware and outdoor equipment. The Company is located in Draper, Utah, and maintains a number of manufacturing arrangements with factories in Asia. The Company's customers consist of major retail chains and other hardware and outdoor retailers throughout the United States.


2.    Summary of
      Significant
      Accounting
      Policies
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.


Cash and Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.


Marketable Securities
The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included as a separate component of stockholders' deficit. Securities classified as held to maturity are carried at amortized cost.


For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings. During 2001, the Company determined that its investment in certain marketable equity securities was impaired (see note 5).


--------------------------------------------------------------------------------
                                                                             F-6

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



2.    Summary of
      Significant
      Accounting
      Policies
      Continued
Inventory
Inventory is stated at the lower of cost or market and is valued on an average cost basis. The inventory consists entirely of finished goods.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the leases. Depreciation and amortization periods are as follows:


Computer equipment and software              3 - 5 years
Furniture and fixtures                          10 years
Office and warehouse equipment                   5 years
Leasehold improvements                           5 years


Revenue Recognition
Revenue is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.


Income Taxes
Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are not recognized unless it is more likely than not that the asset will be realized in future years.


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



2.    Summary of
      Significant
      Accounting
      Policies
      Continued
Earnings Per Common and Common Equivalent Share The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 1,267,500 shares of common stock at prices ranging from $.60 to $.77 per share were outstanding at December 31, 2001. Common stock equivalents are not included in the diluted earnings per share calculation since their effect is anti-dilutive.



Advertising
Advertising costs are expensed as incurred. Advertising expense was $19,000 and $23,000 for the years ended December 31, 2001 and 2000, respectively.


Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.


Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



3.    Going
      Concern
The Company has a working capital deficit, a stockholders' deficit, and recurring net losses. In addition, the Company is in default on certain notes payable. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.


The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock, reducing debt and attaining future profitable operations. Managements plans include expanding market share through introduction of new products and obtaining equity financing and sale of its common stock. However, there can be no assurance management of the Company will be successful.


4.    Accounts
      Receivable
Accounts receivable consist of the following at December 31, 2001:


Trade receivables                                                             $                164,094
Allowance for doubtful accounts                                                                (51,918)
                                                                              ------------------------
                                                                              $                112,176
                                                                              ------------------------


5.    Loss on
      Marketable
      Securities
During the year ended December 31, 2001, the Company wrote off its investment in marketable securities which constituted common stock of an entity with some common shareholders. The ownership interest in the related entity was less than 5%. The securities were classified as available-for sale and had a cost of $28,410. The securities were written-off due to the lack of marketability of the securities and the inability of the Company to sell the securities and the value was considered to be other than a temporary decrease in the value of the stock.

--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



6.    Property
      and
      Equipment
Property and equipment consists of the following at December 31, 2001:


Computer equipment and software                                               $                142,271
Furniture and fixtures                                                                          30,755
Office and warehouse equipment                                                                  49,666
Leasehold improvements                                                                           4,376
                                                                              ------------------------
                                                                                               227,068

Less accumulated depreciation and amortization                                                 (76,581)
                                                                              ------------------------
                                                                              $                150,487
                                                                              ------------------------


7.    Short-term
      Notes
      Payable
The Company has the following short-term notes payable at December 31, 2001:


Note payable to a company, based on a lien against inventory. Under the advances against inventory agreement the client may receive proceeds equal to 60% of the cost value of eligible inventory up to the lessor of $250,000 or a ratio of one dollar of eligible inventory to every two dollars of eligible accounts receivable. Interest on loans against the inventory bear interest at 5% over prime or approximately 9.75% at December 31, 2001. The note is secured by
the receivables and inventory and is due on                                      $             143,836
demand.


Notes payable to entities, with interest ranging from 18% to 24% and principal due dates ranging from February 2001 to October 2001. The notes are secured by inventory and all other assets of the Company. As of December 31, 2001 these
notes were in default.                                                                         100,000


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------




7.    Short-term
      Notes
      Payable
      Continued

Notes payable to individuals, with interest ranging from 12% to 24% and principal due dates ranging from June 2001 to October 2002. Certain notes are secured by Company assets or guarantees of a related party, while others are unsecured. As of December 31, 2001 $130,000 of these notes
were in default.                                                                               219,450
                                                                                 ---------------------


                                                                                 $             463,286
                                                                                 ---------------------



8.    Short-term
      Note
      Payable -
      Related
      Party
The Company has a note payable to a relative of an officer of the Company. The note bears interest at 18% and is secured by assets of the Company. At December 31, 2001 the note had a balance of $50,000 which is in default and due on demand.


9.    Long Term
      Debt

The Company has the following long-term debt at December 31, 2001:


Notes payable to various trusts and investment groups with interest at 12%, secured by inventory and general assets of the Company and with average monthly principal installments of approximately $9,500 with remaining principal due at maturity with dates ranging from March
2003 to June 2003.                                                                $            649,044


Notes payable to individuals, with interest ranging from 12% to 24% and principal due dates ranging from June 2003 to October 2005. Notes are
secured by general assets of the Company.                                                      401,582

Capital lease obligations (see Note 11)                                                         66,739
                                                                                  --------------------

Total                                                                                        1,117,365

Less current portion                                                                          (168,004)
                                                                                  --------------------

Long-term debt                                                                    $            949,361
                                                                                  --------------------


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



9.    Long Term
      Debt
      Continued

Future maturities of long-term debt at December 31, 2001 are as follows:


      Year                                                                             Amount
                                                                              ------------------------

      2002                                                                    $                168,004
      2003                                                                                     915,285
      2004                                                                                      16,269
      2005                                                                                      17,807
                                                                              ------------------------

                                                                              $              1,117,365
                                                                              ------------------------



10.   Long-term
      Debt -
      Related
      Party
The Company has the following related party long-term debt at December 31, 2001:


Note payable to an officer of the Company with
interest at 15%, principal due January  2005,
unsecured                                                                         $            181,474

Revolving line-of-credit to a relative of an officer of the Company with a borrowing limit of $300,000. The line-of-credit bears interest at 12% and 24%
for advances on letters of credit outstanding over 90 days, is secured by assets of the Company and is due November 2003. Of the remaining balance available on the line of credit at December 31, 2001, $180,676 is reserved for
outstanding letters of credit.                                                                  91,000

Note payable to an officer with interest at 10.75%,
unsecured and principal due September 2016.                                                      5,844
                                                                                  --------------------

                                                                                  $            278,318
                                                                                  --------------------



--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



10.   Long-term
      Debt -
      Related
      Party
      Continued
Future maturities of long-term debt - related party at December 31, 2001 are as follows:


      Year                                                                             Amount
                                                                              ------------------------

      2002                                                                    $                      -
      2003                                                                                      91,000
      2004                                                                                           -
      2005                                                                                     181,474
      2006                                                                                           -
      Thereafter                                                                                 5,844
                                                                              ------------------------
                                                                              $                278,318
                                                                              ------------------------


11.   Capital
      Lease
      Obligation

The Company leases equipment and software under noncancellable lease agreements. The leases provide the Company the option to purchase the equipment at the end of the initial lease term. The equipment and software under capital lease is included in property and equipment at a cost of $71,117 and accumulated depreciation of approximately $9,000 at December 31, 2001.


Depreciation expense for the equipment under capital lease for the years ended 2001 and 2000 was approximately $2,700 and $6,300, respectively. The leases have imputed interest rates ranging from 15.3% to 18% and are payable in equal monthly installments through December 2005 as follows:


      Year                                                                             Amount
                                                                              ------------------------

      2002                                                                    $                 24,330
      2003                                                                                      24,330
      2004                                                                                      20,156
      2005                                                                                      19,321
                                                                              ------------------------

                                                                                                88,137
Less interest                                                                                  (21,398)
                                                                              ------------------------

Present value of future minimum lease payments                                $                 66,739
                                                                              ------------------------



--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



12.   Income
      Taxes
The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                                        Years Ended
                                                                        December 31,
                                                      ------------------------------------------------
                                                                2001                    2000
                                                      ------------------------------------------------
Income tax benefit
  at statutory rate                                   $                463,000    $            115,000
Other                                                                  (18,000)                      -
Change in valuation allowance                                         (445,000)               (115,000)
                                                      ------------------------------------------------

                                                      $                      -    $                  -
                                                      ------------------------------------------------



Deferred tax assets (liabilities) are comprised of the following as of December 31, 2001:


                                                                                        2001
                                                                              ------------------------

Net operating loss carry-forwards                                             $                583,000
Allowance for doubtful accounts                                                                 19,000
Compensated absences                                                                             8,000
Depreciation                                                                                   (13,000)
Contribution carryfoward                                                                         1,000
Valuation allowance                                                                           (598,000)
                                                                              ------------------------

                                                                              $                      -
                                                                              ------------------------



At December 31, 2001, the Company has net operating loss carry- forwards available to offset future taxable income of approximately $1,562,000, which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



13.   Stock Options
      and Warrants
The Company has a stock option plan (the Option Plan), which allows a maximum of 7,000,000 options to be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed 5 years.


Information regarding stock options and warrants is summarized below:


                                                             Number of
                                                            Options and              Price Per
                                                              Warrants                 Share
                                                      ------------------------------------------------

                                                      ------------------------------------------------
Outstanding at
January 1, 2001                                                              -                       -
  Granted                                                            1,487,000     $         .60 - .77
  Expired                                                             (219,500)              .70 - .77
                                                      ------------------------------------------------

Outstanding at
December 31, 2001                                                    1,267,500     $         .60 - .77
                                                      ------------------------------------------------


14.   Stock-Based
      Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                                                    Years Ended
                                                                                    December 31
                                                                              ------------------------
                                                                                        2001
                                                                              ------------------------

Net loss - as reported                                                        $             (1,240,455)
Net loss - pro forma                                                          $             (1,317,257)
Loss per share - as reported                                                  $                   (.11)
Loss per share - pro forma                                                    $                   (.11)

--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



14.   Stock-Based
      Compensation
      Continued
The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at December 31, 2001:


Expected dividend yield              $                  -
Expected stock price volatility                      141%
Risk-free interest rate                             4.75%
Expected life of options                     3 to 5 years

The weighted average fair value of each option and warrant granted during 2001 was $.45.



The following table summarizes information about stock options and warrants outstanding at December 31, 2001:


                                    Outstanding                               Exercisable
                 -------------------------------------------------------------------------------------
                                      Weighted
                                      Average
                                     Remaining        Weighted
    Range of                        Contractual        Average                           Average
    Exercise          Number            Life          Exercise          Number           Exercise
     Prices        Outstanding        (Years)           Price        Exercisable          Price
------------------------------------------------------------------------------------------------------

$   .60 to .77          1,267,500        4.46      $           .70           608,000      $        .65
------------------------------------------------------------------------------------------------------



15.    Stock
      Subscriptions
      Receivable
During the year ended December 31, 2001 the Company issued 1,736,781 shares of its common stock for $1,175,233 of stock subscriptions receivable, net of offering costs of $127,353, of which $717,586 of subscriptions receivable with corresponding shares of 956,781 were issued to relatives of an officer of the Company. The subscriptions are due on or before June 30, 2002 and require interest at 8% per annum upon default. The subscriptions may be extended from time to time with the written consent of the Company. Subsequent to December 31, 2001, $201,664 of the subscriptions receivable were collected and have been classified as a current asset at December 31, 2001.



--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



16.   Commitments
      And
      Contingencies
Operating Leases
The Company leases office facilities under non-cancelable operating leases which expire in the year 2005. Rental expense incurred under these leases for the years ended December 31, 2001 and 2000 totaled approximately $97,000 and $69,000 each year. At December 31, 2001 the future minimum lease payments under these operating leases are as follows:


      Year                                       Amount
                                        ------------------------

      2002                              $                100,701
      2003                                               104,255
      2004                                               107,873
      2005                                                74,432
                                        ------------------------

Total future minimum lease payments     $                387,261
                                        ------------------------



Factored Receivables
The Company has an agreement with a financing Company where the Company sells its accounts receivable to the Financing Company. The Company receives 90% of the face value of receivables sold and the Company is required to repurchase receivables at face value upon request of the Financing Company. At December 31, 2001 the uncollected receivable balance that the Company may be required to repurchase totaled $398,576.


Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material effect on its financial position or results of operations.



--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



17.   Supplemental
      Cash Flow
      Information
During the year ended December 31, 2001, the Company:

      o Issued 260,280 shares of common stock in exchange for debt with a value of $195,210.

      o Issued 77,039 shares of common stock in exchange for accrued interest totaling $57,779.

      o Acquired software totaling $57,506 that was financed through a capital lease.



      o Sold land with a cost of $20,800 to an officer in exchange for partial payment of a note payable to the officer of $20,800.

      o Issued 1,736,781 of common stock in exchange for subscriptions receivable totaling $1,302,586. A total of $201,664 of the subscriptions receivable were collected subsequent to December 31, 2001 and are classified as current assets.


During the year ended December 31, 2000, the Company:

      o Issued 147,800 shares of common stock for land with an historical carrying value of $20,000 and a MAI appraised value of $82,000.

      o Issued shares of common stock in exchange for a reduction of long-term debt totaling $198,157.

      o     Issued 20,000 shares of common stock for services valued at $13,000.


      o Acquired equipment totaling $13,611 that was financed through a capital lease.

      o Acquisition of 9,744,910 shares of common stock in an entity with common board members as repayment for $75,000 advance and $262,996 of other income.

      o Reduced long-term debt in exchange for marketable securities totaling $348,250.


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



17.   Supplemental
      Cash Flow
      Information
      Continued
      o     Experienced an unrealized loss on marketable securities totaling
            $8,670.


                                                                        Years Ended
                                                                        December 31,
                                                      ------------------------------------------------
                                                                2001                    2000
                                                      ------------------------------------------------

Interest                                              $                517,058    $            688,000
                                                      ------------------------------------------------

Income taxes                                          $                      -    $                  -
                                                      ------------------------------------------------



18.   Related Party
      Transactions
      Not Otherwise
      Disclosed
Related party transactions are as follows:

2001

      o During the year ended December 31, 2001 the Company sold land with a historical cost of $20,800 to an officer of the Company in exchange for payment on a note payable due to the officer.

      o During the year ended December 31, 2001 the Company issued 226,285 shares of common stock in exchange for a reduction of debt of $160,210 and accrued interest of $9,504 payable to relatives of an officer and share holders of the Company.

      o The Company at December 31, 2001 has subscriptions receivable from relatives of the Company's President of $717,586.


2000

      o The Company borrowed approximately $710,000 from the President. The balance due at December 31, 2000 is approximately $110,000.

      o The Company issued 147,800 shares of common stock to purchase land from the President of the Company and a relative of the President. The land was recorded at $20,000, which is the historical carrying value of the land by the selling shareholders.

--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



18.   Related Party
      Transactions
      Not Otherwise
      Disclosed
      Continued

      o A relative of a former board member loaned the Company $80,000 at 24% annual interest. A $10,000 principal payment was made in December 2000.

      o The Company loaned an entity with common board members $75,000 and received 9,744,910 shares of that entity's common stock as repayment.

      o The Company received $262,996 in other income from related individuals and entities with common ownership.


     o      The Company has notes payable to related parties (see Notes
            8 and 10)

      o The Company has an investment in marketable securities from an entity with some common board members (see Note 5).


19.   Retirement
      Plan
The Company sponsors a defined contribution 401(K) profit sharing plan for all eligible employees. Employees may contribute a percent of their annual compensation subject to regulatory limitations. Contributions by the Company are discretionary and the Company may elect not to contribute in any given year. The Company made contributions of approximately $8,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively.


20.   Major
      Customers
Sales to customers which exceeded 10% of total sales are as follows for the years ended December 31,:


                                                                2001                    2000
                                                      ------------------------------------------------

Customer A                                            $                571,098    $          1,197,108
Customer B                                                                   -                 967,391
                                                      ------------------------------------------------

                                                      $                571,098    $          2,161,499
                                                      ------------------------------------------------




--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



21.   Fair Value of
      Financial
      Instruments
The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


22.   Recent
      Accounting
      Pronounce-
      ments
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB Opinion No. 30. This Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.


In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets.


Management does not expect the adoption of SFAS No. 144 or 143 to have a significant impact on the financial position or results of operations of the Company.



--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------



22.   Recent
      Accounting
      Pronounce-
      ments
      Continued
In June 2001, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards No. 141 "Business
Combinations" (SFAS No. 141)and No. 142 "Goodwill and Other
Intangibles" (SFAS No. 142). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. Management does not expect the adoption of SFAS No. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.


SFAS No. 140, Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities, was issued in September
2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways.
In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.


23.   Subsequent
      Events
On March 13, 2002 a judgment was entered into against the Company for default of a note payable to Utah Fabrication, Inc. The Company is obligated to pay $50,000 to Utah Fabrication along with accrued interest and legal fees of approximately $5,000. The note payable balance, accrued interest, and legal fees have been included in the financial statements at December 31, 2001.


--------------------------------------------------------------------------------

                               NEBO PRODUCTS, INC.

                          Notes to Financial Statements
                                    Continued

--------------------------------------------------------------------------------


23.   Subsequent
      Events
      Continued
On January 2002 the Company entered into consulting agreements which terminate in August 2002. The agreements require as payment for the services performed the Company to issue 1,400,000 shares of Common stock and 800,000 options to purchase Common stock at $.60 per share to the outside consultants.


From January 2002 to March 25, 2002 the Company collected a total of $201,664 on stock subscriptions receivable.


--------------------------------------------------------------------------------