Form 10QSB
period 2002-03-31
NEBO PRODUCTS INC
filed 2002-05-15
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.


                                       Or


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
           from                to
                --------------    --------------

Commission File No. 333-56552




                               NEBO PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


           Utah                                     87-0637063
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


12382 Gateway Parkplace #300   Draper, Utah         84020
(Address of Principal Executive Offices)            (Zip Code)


                                 (801) 495-2150
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of issuer's common stock as of April 30, 2002 was 15,807,445 shares.

Transitional Small Business Issuer Disclosure Format (Check One): Yes    No   X

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements................................................3

           Notes to Financial Statements......................................6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........7


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................9

Item 6.   Exhibits and Reports on Form 8-K....................................10

Signatures....................................................................11

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


                               NEBO Products, Inc.

                                  Balance Sheet

                                                                                     March 31, 2002
                                                                                       (Unaudited)        December 31, 2001
                                                                                  ---------------------- ---------------------
      ASSETS

      CURRENT ASSETS:
      Cash and cash equivalents                                                   $                   -  $             50,793
      Accounts receivable, net                                                                   94,612               112,176
      Subscriptions receivable                                                                   16,700               201,664
      Inventory                                                                                 254,599               352,183
      Deposits for inventory                                                                    128,126                     -
      Prepaid consulting expense                                                                730,660                     -
      Other prepaid assets                                                                       19,859                20,435
                                                                                  ---------------------- ---------------------
          Total current assets                                                                1,244,556               737,251

      PROPERTY AND EQUIPMENT, NET                                                               140,406               150,487
      OTHER ASSETS                                                                               18,382
                                                                                                                       15,185
                                                                                  ---------------------- ---------------------
                Total assets                                                      $           1,403,344  $            902,923
                                                                                  ====================== =====================

      LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES:
      Cash over-draft                                                                            24,814                     -
      Accounts payable                                                                          598,772               814,578
      Accrued liabilities                                                                       154,249               163,459
      Short-term notes payable                                                                  492,605               463,286
      Short-term notes payable, related party                                                    50,000                50,000
      Current portion of long-term debt                                                         658,583               168,004
                                                                                  ---------------------- ---------------------
          Total current liabilities                                                           1,979,023             1,659,327

      Long-term debt                                                                            450,714               949,361
      Long-term debt, related party                                                             358,306               278,318
                                                                                  ---------------------- ---------------------
                Total liabilities                                                             2,788,043             2,887,006
                                                                                  ---------------------- ---------------------

      STOCKHOLDERS' DEFICIT
      Preferred stock, no par value; 100,000,000 shares authorized,
        no shares issued or outstanding                                                               -                     -
      Common stock, no par value, voting; 100,000,000 shares
        authorized; 13,707,445 and 15,177,445 shares issued and
        outstanding                                                                           3,494,437             2,421,111
      Subscriptions receivable                                                              (1,084,222)           (1,100,922)
      Accumulated deficit                                                                   (3,794,914)           (3,304,272)
                                                                                  ---------------------- ---------------------
          Total stockholders' deficit                                                       (1,384,699)           (1,984,083)
                                                                                  ---------------------- ---------------------
                Total liabilities and stockholders' deficit                       $           1,403,344  $            902,923
                                                                                  ====================== =====================

                             See accompanying notes.

                               NEBO Products, Inc.

                            Statements of Operations

                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2002               2001
                                                                               ------------------ ------------------
                   NET SALES                                                   $        597,305   $        884,548
                                                                                              -                  -
                   COST OF SALES                                                        297,318            456,002
                                                                               ------------------ ------------------
                             Gross profit                                               299,987            428,546

                   EXPENSES:
                           Selling, general, and administrative                         693,771            522,036
                           Depreciation                                                  10,803              6,665
                                                                               ------------------ ------------------
                             Operating loss                                            (404,587)          (100,155)

                   OTHER INCOME (EXPENSE)
                   Interest expense                                                     (63,345)          (128,578)
                   Loss on sale of accounts receivable                                  (20,325)                 -
                   Other                                                                 (2,385)                 -
                                                                               ------------------ ------------------
                             Net other expense                                          (86,055)          (128,578)
                                                                               ------------------ ------------------
                   NET LOSS                                                    $       (490,642)  $       (228,733)
                                                                               ================== ==================

                   EARNINGS PER SHARE-BASIC AND DILUTED:

                   Net loss per common and common equivalent     share -       $          (0.03)  $          (0.02)
                   basic and diluted

                   WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON EQUIVALENT
                   SHARES-BASIC AND DILUTED                                           14,704,000         11,251,000



                             See accompanying notes.

                               NEBO Products, Inc.


                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             2002                   2001
                                                                      --------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $         (490,642)   $            (228,733)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                10,494                   6,665
      Provision for losses on accounts receivable                                    (951)                 (3,900)
      Stock compensation for services                                             302,400                       -
      Stock option compensation for services                                       40,266                       -
      Loss on sales of accounts receivable                                         20,325                       -
      Net change in operating assets and liabilities:

        Accounts receivable                                                        (1,810)                301,409
        Inventory                                                                  97,584                 117,514
        Prepaid expenses                                                         (127,550)                (19,889)
        Other Assets                                                               (3,197)                       -
        Deferred offering costs                                                         -                 (36,325)
        Accounts payable                                                         (215,806)                 58,217
        Accrued liabilities                                                        (9,210)                 30,034
                                                                      --------------------  ----------------------
            Net cash (used in) provided by operating activities                  (378,097)                224,992

CASH FLOWS USED IN INVESTING ACTIVITIES-
  purchase of property and equipment                                                 (413)                   (436)
                                                                      --------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash over-draft                                                                    24,814                       -
Proceeds from long and short-term debt                                            148,016                       -
Principal payments on short and long-term debt                                    (46,777)               (225,285)
Proceeds from stock subscriptions                                                 201,664                       -
Proceeds from stock issuance                                                            -                   9,402
                                                                      --------------------  ----------------------
            Net cash provided by (used in) financing activities                   327,717                (215,883)
                                                                      --------------------  ----------------------

NET CHANGE IN CASH                                                                (50,793)                  8,673

Cash and cash equivalents, beginning of period                                     50,793                   4,376

                                                                      --------------------  ----------------------
Cash and cash equivalents, end of period                              $                 -   $              13,049
                                                                      ====================  ======================


                             See accompanying notes.

                               NEBO Products, Inc.

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2002


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. NEBO Products, Inc. (the "company") believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the company's financial statements and notes thereto for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 2002, there were outstanding common stock equivalents to purchase 2,067,500 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 -- CASH FLOW INFORMATION

During the period ended March 31, 2002, the company recorded non-cash prepaid expenses of $730,660 related to options and common stock issued as compensation for services. The company paid $63,345 and $128,578 in interest for the quarters ended March 31, 2002 and 2001, respectively, and paid no amount in taxes.

NOTE 3 -- SUBSEQUENT EVENT

On April 24, 2002, the company entered into a letter of intent to purchase Straightway Tools(R). Straightway Tools(R) and its principals are the patent holders and manufacturers of expandable levels marketed through Lowe's, Sears Hardware, Orchards and Menards in the United States. The transaction is subject to completion of due diligence and other conditions. The company expects to finalize the transaction in the second quarter of 2002.

Item 2.    Management's Discussion and Analysis or Plan of Operation

           The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, and related notes thereto.

Outlook

           Cash requirements through the end of 2002 will vary based upon a number of factors including, but not limited to, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth.

           Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The company does not anticipate any material capital expenditures for research and development in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet growth needs during that period.

           The company benefits from an experienced executive management team and board of directors. An in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the company, and product innovation is emphasized in pursuing the company's business strategy. The company recently announced its intention to acquire Straightway Tools and to pursue additional acquisitions of product or assets with strategic importance to the company during 2002. It is anticipated that these transactions will require the company to pay cash or to use its securities, including common stock, as payment of the purchase price. The company does not have cash flows or reserves of cash sufficient to finance these transactions and the company expects to increase its borrowings or to sell shares of its common stock to provide the funds needed to pursue these acquisitions. There is no assurance, however, that the company will be successful in increasing its borrowing capacity or in obtaining financing, either debt or equity, that would be on terms that are favorable to the company or in amounts sufficient to meet all of its needs. These transactions and the requisite borrowings or other financing transactions will affect the company's results of operations and its financial condition during 2002.

Results of Operations

Three months ended March 31, 2002, compared to the three months ended March 31, 2001

           During the three months ended March 31, 2002, the company had net sales of $597,305, reflecting a decrease of $287,243, or 32%, compared to net sales of $884,548 for the same period in 2001. Net sales in both periods were derived from the sale of products. The company believes that this decrease in sales is mainly attributable to a downturn in general economic conditions during the six months ended March 31, 2002, affecting its primary customers in the United States. In addition, the company's working capital deficit has had an effect on the timing of certain inventory purchase requirements. The company anticipates that as economic indicators in the United States improve generally, its business will also improve during the next nine months.


           Costs of goods sold decreased $158,684 or 35% from $456,002 for the three months ended March 31, 2001, to $297,318 for the same period in 2002. This decrease was due primarily to a 32% decline in sales in the first quarter of 2002 compared to the same period of a year ago. Gross profit decreased $128,559 or 30% from $428,546 for the three months ended March 31, 2001 to $299,987 in the first quarter of 2002. Gross margin percentages increased to 50% during the first quarter of 2002 from 48% for the three months ended March 31, 2001, primarily as a result of higher margins on certain product lines.


           Selling, general, and administrative expenses were $693,771 and $522,036 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $171,735 or approximately 33%. The increase over the prior period is due primarily to increased consulting expenses under short-term consulting service contracts entered into by the company during the fourth quarter of 2001 and the first quarter of 2002.


           Interest expense was $63,345 and $128,578 for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $65,233 or

51% and is due primarily to lower rates of interest negotiated with creditors in the third and fourth quarters of 2001, as well as the result of reduced availability on the line of credit for the three months ended March 31, 2002, compared to the same period in 2001.


           The company had a net loss for the three months ended March 31, 2002 of $490,642 or approximately $0.03 per share, compared to a net loss of $228,733, or approximately $0.02 per share in 2001. This increase in net loss for the three months ended March 31, 2002 compared to the same period in 2001 is mainly attributable to lower sales and increased consulting expenses resulting from the issuance of common stock.


           The company had losses on sales of accounts receivable of $20,325 for the three months ended March 31, 2002 compared to $0 for the same period ended 2001. This is a result of a factoring agreement entered into with a financing company in the last quarter of 2001.


Liquidity and Capital Resources


           The company had no cash at March 31, 2002, compared to cash of $50,793 at December 31, 2001. The working capital deficit at March 31, 2002, was $734,467, compared to a working capital deficit of $922,076 at December 31, 2001. The decrease in working capital deficit during the three months ended March 31, 2002, is due primarily to an increase in prepaid consulting expenses and deposits for inventory and a decrease in accounts payable, which was partially offset by a decrease in cash and an increase in current portion of long-term debt. As of December 31, 2001, the company had total short-term debt and current portion of long-term debt of $681,290. At March 31, 2002, short-term and current portion of long-term debt totaled $1,201,188 and bore interest at rates of prime plus 5% to rates of 24%. Long-term debt obligations to unrelated parties at March 31, 2002, excluding current maturities, totaled $450,714. This debt bears interest at rates of 12% to 24%. Long-term debt to related parties at March 31, 2002, excluding current maturities, totaled $358,306. This debt bears interest at rates of 15% to 24%. During the three months ended March 31, 2002, the company borrowed $148,016 from existing lenders.


           The company had an accumulated deficit of $3,794,914 at March 31, 2002, compared to a deficit of $3,304,272 at December 31, 2001. This deficit is attributed to accumulated losses since inception.


           Historically, the company has financed operations principally through loans, private placements of equity and debt securities, and product sales. Net cash used in operating activities was $378,097 during the three months ended March 31, 2002. Non-cash components of the $490,642 net loss for the three months ended March 31, 2002 totaled $372,534 and consisted primarily of stock and stock option compensation for services. The balance of the net cash used in operating activities consisted primarily of a decrease in inventory of 97,584, an increase in deposits for inventory of $127,550, and a decrease in accounts payable of $215,806.


           On November 9, 2001, the company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Treatment of factored receivables are accounted for under FAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, factoring of receivable are accounted for as a sale and a corresponding loss attributable to those sales has been recognized as of March 31, 2002 of $20,325. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for uncollected sold accounts receivable component and the prime rate plus 5% on the inventory or loan component. The maximum is only available if the eligible accounts receivable and inventory are at levels, which provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under this agreement. At March 31, 2002, the balance outstanding on the loan with Summit was $173,655 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. The company has also negotiated a $300,000 line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. At March 31, 2002, the balance outstanding on this line of credit was $91,000. Of the remaining balance on the line of credit at March 31, 2002, $147,019 was reserved for the settlement of issued letters of credit. The company is actively seeking additional financing, which may be obtained through the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders. However, there can be no assurance management of the company will be successful.

           The company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 5, 2001 (SEC File No. 333-56552). The registration statement was declared effective by order of the Commission on July 16, 2001. Under the registration statement the company registered the offer and sale of up to 4,000,000 shares of common stock at a price of $0.75 per share. The company subsequently filed Post-effective Amendment No. 1 to update information in the Registration Statement made public in the company's Quarterly Report for the quarter ending June 30, 2001.


           On October 10, 2001, the company closed the offering. On November 8, 2001, the company filed Post-effective Amendment No. 2 to the Registration Statement to terminate the Registration Statement and to deregister all shares of the company's common stock, no par value, registered pursuant to the Registration Statement but not sold pursuant to the Registration Statement. Net proceeds to the company after payment of the offering costs were $1,664,000. These net proceeds will be used for debt reduction, sales and marketing and working capital. The subscriptions receivable are represented by promissory notes payable in full on or before June 30, 2002. These notes bear interest at an annual rate of 8%, which is payable only in the event of a default on the note. As of the date of this report, a total of $1,084,000 remained outstanding under these notes.


           The ability of the company to continue as a going concern is dependent on the company generating cash from the sale of its common stock, reducing debt and attaining future profitable operations. Management's plans include expanding market share through the introduction of new products, whether developed internally or through acquisition and obtaining equity financing through the sale of its common stock. However, there can be no assurance that such financing will come available.


           The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to have had an adverse effect on business, financial and general economic conditions in the United States. These conditions have continued through the quarter ended March 31, 2002. These effects also appear, in turn, to have had an adverse effect on our business and on the results of our operations, as orders for products have not returned to pre-September 11, 2001 levels. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.


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


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           The company is not a party to, and none of its property is subject to, any pending or threatened legal proceedings, which, in the opinion of management, are likely to have a material adverse impact on its financial condition, results of operations or cash flows. On March 13, 2002, a creditor was awarded a judgment against the company in the amount of $50,000 plus reasonable attorney fees and costs as a result of non-payment on a note due and payable October 1, 2001. This judgment was satisfied in full subsequent to March 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                                                     Exhibits

The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #            Description

3.1                  Articles of Incorporation (1)
3.2                  Amended Articles of Incorporation (1)
3.3                  Amendment to Articles of Incorporation (2)
3.4                  Bylaws (1)
4.1                  Specimen of Common Stock Certificate (1)
4.2                  Form of Employee Incentive Stock Option Agreement  (3)
10.1                 Credit and Security Agreement dated September 1, 2000 with Wells Fargo (1)
10.2                 First Amendment dated July 26, 2000 to Credit and Security Agreement (1)
10.3                 Second Amendment dated September 20, 2000 to Credit and Security Agreement (1)
10.4                 Third Amendment dated November 22, 2000 to Credit and Security Agreement (1)
10.5                 Lease for Draper, Utah corporate offices and warehouse facility (1)
10.6                 Exclusive Agreement for Manufacture of 13-in-1 (1)
10.7                 SK Management Trust Note (1)
10.8                 Feather River Trust Note (1)
10.9                 Meyers Note (1)
10.10                Christensen Note (1)
10.11                Branch Note (1)
10.12                S&L Family Trust Note and Agreement (1)
10.13                New SK Management Trust Note dated September 30, 2001 (2)
10.14                New Branch Note dated September 1, 2001 (2)
10.15                New Meyers Note dated September 1, 2001 (2)
10.16                New Feather River Trust Note dated September 4, 2001 (2)
10.17                New S&L Family Trust Note dated September 30, 2001 (2)
10.18                Set-Off and Release Agreement between NEBO Products, Inc. and Pete Chandler dated as of December 28, 2001 (4)
10.19                Set-Off and Release Agreement between NEBO Products, Inc. and Suzanne Heaton dated as of December 28, 2001 (4)
10.20                Set-Off and Release Agreement between NEBO Products, Inc. and Rodger Smith dated as of December 28, 2001 (4)
99.1                 2001 Stock Option Plan (1)
        -------------------

     1)   Incorporated  by  reference  to  the  same-numbered   exhibit  to  the
          company's   registration  statement  on  Form  SB-2,  filed  with  the
          Securities and Exchange Commission on March 5, 2001.

     2)   Incorporated  by  reference  to  the  same-numbered   exhibit  to  the
          company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

     3)   Incorporated  by  reference  to  the  same-numbered   exhibit  to  the
          company's report on Form S-8 filed with the Securities and Exchange Commission on January 18, 2002.

     4)   Incorporated  by  reference  to  the  same-numbered   exhibit  to  the
          company's annual report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEBO Products, Inc.



Date: May 15, 2002              By: /s/ Scott Holmes
                                   -------------------------------------
                                   Scott Holmes, Chief Executive Officer


Date:  May 15, 2002             By: /s/ Mont Warren
                                   -------------------------------------
                                   Mont Warren, Chief Financial Officer
                                   (Principal Accounting Officer)