Form 10QSB
period 2002-06-30
NEBO PRODUCTS INC
filed 2002-08-12
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.


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

Number of shares outstanding of issuer's common stock as of July 31, 2002 was 17,707,445 shares.

Transitional Small Business Issuer Disclosure Format (Check One): Yes    No   X
                                                                      -      --

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................3

         Notes to Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........7


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................10

Item 5.   Other Information...............................................10

Item 6.   Exhibits and Reports on Form 8-K................................10

Signatures    ............................................................12

Certification of Periodic Financial Reports...............................13

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                                  Balance Sheet

                                                                        June 30, 2002        December 31,
                                                                         (Unaudited)             2001
                                                                      ------------------- ------------------
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                                              $     44,420         $   50,793
     Accounts receivable, net                                                     87,916            112,176
     Subscriptions receivable                                                          -            201,664
     Inventory                                                                   399,674            352,183
     Deposits for inventory                                                      145,582                  -
     Prepaid consulting expense                                                  555,701                  -
     Other prepaid assets                                                         16,194             20,435
                                                                      ------------------- ------------------
         Total current assets                                                  1,249,487            737,251

     PROPERTY AND EQUIPMENT, NET                                                 129,906            150,487
     PATENTS, NET                                                                138,145
                                                                                                     15,185
                                                                      ------------------- ------------------
               Total assets                                                 $  1,517,538         $  902,923
                                                                      =================== ==================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
     Accounts payable                                                            721,965            814,578
     Royalty payable                                                              60,000                  -
     Accrued liabilities                                                         125,572            163,459
     Short-term notes payable                                                    463,343            463,286
     Short-term notes payable, related party                                      50,000             50,000
     Current portion of long-term debt                                           643,117            168,004
                                                                      ------------------- ------------------
         Total current liabilities                                             2,063,997          1,659,327

     Long-term royalty payable                                                    60,000                  -
     Long-term debt                                                              425,699            949,361
     Long-term debt, related party                                               363,298            278,318
                                                                      ------------------- ------------------
               Total liabilities                                               2,912,994          2,887,006
                                                                      ------------------- ------------------

     STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; 100,000,000 shares authorized,
       no shares issued or outstanding                                                 -                  -
     Common stock, no par value, voting; 100,000,000 shares
       authorized; 17,607,445 and 13,707,445 shares issued and
       outstanding                                                             4,364,991          2,421,111
     Subscriptions receivable                                                 (1,149,087)        (1,100,922)
     Deferred Compensation                                                      (200,000)                  -
     Accumulated deficit                                                      (4,411,360)        (3,304,272)
                                                                      ------------------- ------------------
         Total stockholders' deficit                                          (1,395,456)        (1,984,083)

                                                                      ------------------- ------------------
               Total liabilities and stockholders' deficit                  $  1,517,538         $  902,923
                                                                      =================== ==================




                             See accompanying notes.

                               NEBO Products, Inc.

                            Statements of Operations

                                   (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   -------------------------------- --------------------------------
                                                        2002             2001            2002             2001

                                                   ---------------- --------------- ---------------- ---------------
NET SALES                                          $     1,075,110  $    1,323,260  $     1,672,415  $    2,207,808

COST OF SALES                                              650,585         672,602          947,903       1,128,604
                                                   ---------------- --------------- ---------------- ---------------
          Gross profit                                     424,525         650,658          724,512       1,079,204

EXPENSES:
          Selling, general, and administrative             949,585         478,357        1,643,351       1,010,888
          Depreciation                                      10,731           8,153           21,539          14,818
                                                   ---------------- --------------- ---------------- ---------------
            Operating income (loss)                       (535,791)        164,148         (940,378)         53,498

OTHER INCOME (EXPENSE)
Interest expense                                           (52,865)       (147,456)        (116,210)       (283,211)
Loss on sale of accounts receivable                        (27,574)              -          (47,899)              -
Other                                                         (216)        (19,002)          (2,601)         (1,329)
                                                   ---------------- --------------- ---------------- ---------------
            Net other expense                              (80,655)       (166,458)        (166,710)       (284,540)
                                                   ---------------- --------------- ---------------- ---------------
NET LOSS                                          ($       616,446)($        2,310)($     1,107,088)($      231,042)
                                                   ================ =============== ================ ===============

EARNINGS PER SHARE-BASIC AND DILUTED:


Net loss per common and common equivalent         ($          0.04)($         0.00)($          0.07)($         0.02)
share - basic and diluted

WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
EQUIVALENT SHARES-BASIC AND DILUTED
                                                        16,389,000      11,257,000       15,544,000      11,254,000















                             See accompanying notes.

                               NEBO Products, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           2002               2001
                                                                     -----------------  ------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $     (1,107,088)  $        (231,042)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
               Depreciation and amortization                                   21,539              14,823
               Provision for losses on accounts receivable                     (7,403)              2,936
               Stock compensation for services                                753,100                   -
               Stock option compensation for services                         124,460                   -
               Loss on sales of accounts receivable                            47,899                   -
               Net change in operating assets and liabilities:

                 Accounts receivable                                          (16,236)            152,248
                 Inventory                                                    (47,491)             22,902
                 Deposits for inventory                                      (145,582)                  -
                 Prepaid expenses                                               4,241                   -
                 Other assets                                                       -            (54,651)
                 Deferred offering costs                                            -           (104,715)
                 Accounts payable and royalty payable                          27,387             155,602
                 Accrued liabilities                                          (37,887)             30,476
                                                                     -----------------  ------------------
                     Net cash used in operating activities                   (383,061)            (11,421)

         CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchase of patents                                                 (123,505)                  -
         Purchase of property and equipment                                      (413)             (3,680)
                                                                     -----------------  ------------------
                     Net cash used in investing activities                   (123,918)             (3,680)

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long and short-term debt                               177,858             732,159
         Principal payments on short and long-term debt                      (141,370)           (726,902)
         Proceeds from exercise of options                                    245,754                   -
         Proceeds from stock subscriptions                                    218,364                   -
         Proceeds from stock issuance                                               -               9,402
                                                                     -----------------  ------------------
                     Net cash provided by financing activities                500,606              14,659
                                                                     -----------------  ------------------

         NET CHANGE IN CASH                                                    (6,373)               (442)

         Cash and cash equivalents, beginning of period                        50,793               4,376

                                                                     -----------------  ------------------
         Cash and cash equivalents, end of period                    $         44,420   $           3,934
                                                                     =================  ==================









                             See accompanying notes.

                               NEBO Products, Inc.

                    Notes to Financial Statements (Unaudited)

                                  June 30, 2002


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

Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2002, there were outstanding common stock equivalents to purchase 2,067,500 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 -- CASH FLOW INFORMATION

        o The company paid interest for the six months ended June 30, 2002 and 2001, totaling $116,210 and $283,211, respectively and paid no amount in taxes.

        During the six months ended June 30, 2002
        o The company issued 200,000 shares for future consulting services valued at $200,000. The entire amount has been recognized as deferred compensation.
        o The company issued common stock and stock options in exchange for future services valued at $620,566 of which $555,701 is recorded as a prepaid expense and $64,865 as stock subscription receivable.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, and related notes thereto.

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

         The company benefits from an experienced executive management team and an in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the company, and product innovation is emphasized in pursuing the company's business strategy. The company recently acquired Straightway Tools in exchange for a minimum royalty of $120,000 with a percentage royalty based on net sales of the extendable levels. The company intends to pursue additional acquisitions of product or assets with strategic importance during 2002. It is anticipated that these transactions will require the company to pay cash or to use its securities, including common stock, as payment of the purchase price. The company does not have cash flows or reserves of cash sufficient to finance these transactions and the company expects to increase its borrowings or to sell shares of its common stock to provide the funds needed to pursue these acquisitions. There is no assurance, however, that the company will be successful in increasing its borrowing capacity or in obtaining financing, either debt or equity, that would be on terms that are favorable to the company or in amounts sufficient to meet all of its needs. These transactions and the requisite borrowings or other financing transactions will affect the company's results of operations and its financial condition during 2002.

Results of Operations

Six months ended June 30, 2002, compared to six months ended June 30, 2001

         During the six months ended June 30, 2002, the company had net sales of $1,672,415, reflecting a decrease of $535,393 or 24%, compared to net sales of $2,207,808 for the same period in 2001. Net sales in both periods were derived from the sale of products. The company believes that this decrease in sales is mainly attributable to a downturn in general economic conditions during the six months ended June 30, 2002, affecting its primary customers in the United States. In addition, the company's working capital deficit has had an effect on the timing of certain inventory purchase requirements. The company anticipates that as economic indicators in the United States improve generally, its business will also improve during the next six months. However, there can be no assurance that the company's business will improve relative to economic conditions.


         Costs of goods sold decreased $180,701 or 16% from $1,128,604 for the six months ended June 30, 2001, to $947,903 for the same period in 2002. This decrease was due primarily to a 24% decline in sales in the first six months of 2002 compared to the same period a year ago. Gross profit decreased $354,692 or 33% from $1,079,204 for the six months ended June 30, 2001 to $724,512 in the same period of 2002. Gross margin percentages decreased to 43% during the six months ended June 30, 2002 from 49% for the same period in 2001, primarily as a result of discounts on certain product lines and a change in the sales mix among product lines.


         Selling, general, and administrative expenses were $1,643,351 and $1,010,888 for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $632,463 or approximately 63%. The increase over the prior period is due primarily to increased consulting expenses under short-term consulting service contracts entered into by the company during the fourth quarter of 2001 and the first and second quarters of 2002.

         Interest expense was $116,210 and $283,211 for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $167,001 or 59% and is due primarily to lower rates of interest negotiated with creditors in the third and fourth quarters of 2001, as well as the result of reduced availability on the line of credit for the six months ended June 30, 2002, compared to the same period in 2001.


         The company had a net loss for the six months ended June 30, 2002 of $1,107,088 or approximately $0.07 per share, compared to a net loss of $231,042, or approximately $0.02 per share in 2001. This increase in net loss for the six months ended June 30, 2002 compared to the same period in 2001 is mainly attributable to lower sales and increased consulting expenses resulting from the issuance of common stock.


         The company had losses on sales of accounts receivable of $47,899 for the six months ended June 30, 2002 compared to $0 for the same period ended 2001. This is a result of a factoring agreement entered into with a financing company in the last quarter of 2001.


Three months ended June 30, 2002, compared to the three months ended June 30,
2002

         During the three months ended June 30, 2002, the company had net sales of $1,075,110, reflecting a decrease of $248,150 or 19%, compared to net sales of $1,323,260 for the same period in 2001. Net sales in both periods were derived from the sale of products. The company believes that this decrease in sales is mainly attributable to a downturn in general economic conditions during the three months ended June 30, 2002, affecting its primary customers in the United States. In addition, the company's working capital deficit has had an effect on the timing of certain inventory purchase requirements. The company anticipates that as economic indicators in the United States improve generally, its business will also improve during the next six months.


         Costs of goods sold decreased $22,017 or 3% from $672,602 for the three months ended June 30, 2001, to $650,585 for the same period in 2002. This decrease was due primarily to a 19% decline in sales in the second quarter of 2002 compared to the same period a year ago. Gross profit decreased $226,133 or 35% from $650,658 for the three months ended June 30, 2001 to $424,525 in the second quarter of 2002. Gross margin percentages decreased to 40% during the second quarter of 2002 from 49% for the three months ended June 30, 2001, primarily as a result of discounts on certain product lines and a change in the sales mix among product lines.


         Selling, general, and administrative expenses were $949,585 and $478,357 for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $471,228 or approximately 99%. The increase over the prior period is due primarily to increased consulting expenses under short-term consulting service contracts entered into by the company during the fourth quarter of 2001 and the first quarter of 2002.


         Interest expense was $52,865 and $147,456 for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $94,591 or 64% and is due primarily to lower rates of interest negotiated with creditors in the third and fourth quarters of 2001, as well as the result of reduced availability on the line of credit for the three months ended June 30, 2002, compared to the same period in 2001.


         The company had a net loss for the three months ended June 30, 2002 of $616,446 or approximately $0.04 per share, compared to a net loss of $2,310, or approximately $0.00 per share in 2001. This increase in net loss for the three months ended June 30, 2002 compared to the same period in 2001 is mainly attributable to lower sales and increased consulting expenses resulting from the issuance of common stock.


         The company had losses on sales of accounts receivable of $27,574 for the three months ended June 30, 2002 compared to $0 for the same period ended 2001. This is a result of a factoring agreement entered into with a financing company in the last quarter of 2001.


Liquidity and Capital Resources


         The company had cash and cash equivalents of $44,420 at June 30, 2002, compared to cash of $50,793 at December 31, 2001. The working capital deficit at June 30, 2002, was $814,510, compared to a working capital deficit of $922,076 at December 31, 2001. The decrease in working capital deficit during the six months ended June 30, 2002, is due primarily to an increase in prepaid consulting expenses and deposits for inventory. As of December 31, 2001, the company had total short-term debt and current portion of long-term debt of $681,290. At June 30, 2002, short-term and current portion of long-term debt totaled $1,156,460 and bore interest at rates of prime plus 5% to rates of 24%. Long-term debt obligations to unrelated parties at June 30, 2002, excluding current maturities, totaled $425,699. This debt bears interest at rates of 12% to 24%. Long-term debt to related parties at June 30, 2002, excluding current maturities, totaled $363,298. This debt bears interest at rates of 15% to 24%. During the three months ended June 30, 2002, the company borrowed $29,842 from existing lenders.


         The company had an accumulated deficit of $4,411,360 at June 30, 2002, compared to a deficit of $3,304,272 at December 31, 2001. This deficit is attributed to accumulated losses since inception.


         Historically, the company has financed operations principally through loans, private placements of equity and debt securities, and product sales. Net cash used in operating activities was $383,061 during the six months ended June 30, 2002. Non-cash components of the $1,107,088 net loss for the six months ended June 30, 2002 totaled $724,027 and consisted primarily of stock and stock option compensation for services.


         On November 9, 2001, the company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Treatment of factored receivables are accounted for under FAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, factoring of receivable are accounted for as a sale and a corresponding loss attributable to those sales has been recognized for the six months ended June 30, 2002 of $47,899. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for uncollected sold accounts receivable component and the prime rate plus 5% on the inventory or loan component. The maximum is only available if the eligible accounts receivable and inventory are at levels, which provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under this agreement. At June 30, 2002, the balance outstanding on the loan with Summit was $198,393 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. The company has also negotiated a $300,000 line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. At June 30, 2002, the balance outstanding on this line of credit was $150,618. Of the remaining balance on the line of credit at June 30, 2002, $144,309 was reserved for the settlement of issued letters of credit. The company is actively seeking additional financing, which may be obtained through the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders. However, there can be no assurance management of the company will be successful.


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


         On October 10, 2001, the company closed the offering. On November 8, 2001, the company filed Post-effective Amendment No. 2 to the Registration Statement to terminate the Registration Statement and to deregister all shares of the company's common stock, no par value, registered pursuant to the Registration Statement but not sold pursuant to the Registration Statement. Net proceeds to the company after payment of the offering costs were $1,664,000. These net proceeds will be used for debt reduction, sales and marketing and working capital. The subscriptions receivable are represented by promissory notes payable in full on or before June 30, 2002. The company is currently in the process of renegotiating the terms on these promissory notes. These notes bear interest at an annual rate of 8%, which is payable only in the event of a default on the note. As of the date of this report, a total of $1,084,000 remained outstanding under these notes.


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


         The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to have had an adverse effect on business, financial and general economic conditions in the United States. These conditions have continued through the quarter ended June 30, 2002. These effects also appear, in turn, to have had an adverse effect on our business and on the results of our operations, as orders for products have not returned to pre-September 11, 2001 levels. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.


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


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         During the six months ended June 30, 2002, the company issued 500,000 shares of common stock without registration of the offer and sale of the securities under the Securities Act of 1933, in connection with the acquisition of Straightway Tools as described in Item 5 of Part II of this report. The company also issued 2,970,000 shares to vendors in lieu of cash as payment for services provided to the company.

         The issuance of these securities was accomplished without registration under the Securities Act in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 5.  Other Information

         In June 2002, the company acquired the assets of Straightway Tools and its principal, Jason Crowe. The acquired assets consisted primarily of the patent and related technology for an extendable construction level. The consideration paid by the company in exchange for these assets was a royalty agreement related to sales of the extendable level. In addition, the company entered into a one year consulting arrangement with Jason Crowe to facilitate the transition of the product and issued 500,000 shares of common stock as compensation under the terms of the agreement.

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
10.1              Credit and Security Agreement dated September 1, 2000 with
                  Wells Fargo (1)
10.2              First Amendment dated July 26, 2000 to Credit and Security
                  Agreement (1)
10.3 Second Amendment dated September 20, 2000 to Credit and Security Agreement (1)
10.4              Third Amendment dated November 22, 2000 to Credit and Security
                  Agreement (1)
10.5              Lease for Draper, Utah corporate offices and warehouse
                  facility (1)
10.6              Exclusive Agreement for Manufacture of 13-in-1 (1)
10.7              SK Management Trust Note (1)
10.8              Feather River Trust Note (1)
10.9              Meyers Note (1)
10.10             Christensen Note (1)
10.11             Branch Note (1)
10.12             S&L Family Trust Note and Agreement (1)
10.13             New SK Management Trust Note dated September 30, 2001 (2)
10.14             New Branch Note dated September 1, 2001 (2)
10.15             New Meyers Note dated September 1, 2001 (2)
10.16             New Feather River Trust Note dated September 4, 2001 (2)
10.17             New S&L Family Trust Note dated September 30, 2001 (2)
10.18 Set-Off and Release Agreement between NEBO Products, Inc. and Pete Chandler dated as of December 28, 2001 (4)
10.19 Set-Off and Release Agreement between NEBO Products, Inc. and Suzanne Heaton dated as of December 28, 2001 (4)
10.20 Set-Off and Release Agreement between NEBO Products, Inc. and Rodger Smith dated as of December 28, 2001 (4)
99.1              2001 Stock Option Plan (1)
99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of The Sarbanes-Oxley Act of 2002)
        -------------------

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

                                    NEBO Products, Inc.



Date: August 9, 2002                By: /s/ Scott Holmes
                                        ----------------------------------------
                                           Scott Holmes, Chief Executive Officer


Date:  August 9, 2002               By: /s/ Mont Warren
                                        ----------------------------------------
                                           Mont Warren, Chief Financial Officer
                                             (Principal Accounting Officer)

EXHIBIT 99.2


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS

         The undersigned hereby certify that the Quarterly Report on Form 10-QSB of NEBO Products, Inc. for the quarterly period ended June 30, 2002 as filed August 12, 2002 with the Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that, to the best of their knowledge, the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of NEBO Products, Inc.



Date: August 9, 2002          /s/ Scott Holmes
                              --------------------------------------------------
                              Scott Holmes
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)


Date: August 9, 2002          /s/ Mont Warren
                              --------------------------------------------------
                              Mont Warren
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer