Form 10QSB
period 2002-09-30
NEBO PRODUCTS INC
filed 2002-11-14
CIK 1135302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.


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

Number of shares outstanding of issuer's common stock as of November 4, 2002 was 19,097,445 shares.

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

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............7

Item 3.  Controls and Procedures.............................................11


PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 5.   Other Information..................................................11

Item 6.   Exhibits and Reports on Form 8-K...................................12

Signatures    ...............................................................13

Certification of Periodic Financial Reports..................................14

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                                  Balance Sheet

                                                                         September 30,       December 31,
                                                                             2002               2001
                                                                      ------------------- ------------------
                                                                         (Unaudited)
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                                        $                -  $          50,793
     Accounts receivable, net                                                     12,201            112,176
     Subscriptions receivable                                                          -            201,664
     Inventory                                                                   479,177            352,183
     Deposits for inventory                                                      169,714                  -
     Prepaid expenses                                                              9,203             20,435
                                                                      ------------------- ------------------
         Total current assets                                                    670,295            737,251

     Property and equipment, net                                                 128,347            150,487
     Patents, net                                                                136,408
                                                                                                     15,185
                                                                      ------------------- ------------------
               Total assets                                           $          935,050  $         902,923
                                                                      =================== ==================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
     Cash overdraft                                                   $           60,445  $               -
     Accounts payable                                                            657,596            814,578
     Royalty payable                                                              60,000                  -
     Accrued liabilities                                                         261,786            163,459
     Short-term notes payable                                                    464,796            463,286
     Short-term notes payable, related party                                      50,000             50,000
     Current portion of long-term debt                                           922,400            168,004
                                                                      ------------------- ------------------
         Total current liabilities                                             2,477,023          1,659,327

     Long-term royalty payable                                                    60,000                  -
     Long-term debt                                                              126,914            949,361
     Long-term debt, related party                                               455,781            278,318
                                                                      ------------------- ------------------
               Total liabilities                                               3,119,718          2,887,006
                                                                      ------------------- ------------------

     STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; 100,000,000 shares authorized,
       no shares issued or outstanding                                                 -                  -
     Common stock, no par value, voting; 100,000,000 shares
       authorized; 19,097,445 and 13,707,445 shares issued and
       outstanding                                                             4,540,341          2,421,111
     Subscriptions receivable                                                 (1,084,222)        (1,100,922)
     Deferred compensation                                                      (150,000)                 -
     Accumulated deficit                                                      (5,490,787)        (3,304,272)
                                                                      ------------------- ------------------
         Total stockholders' deficit                                          (2,184,668)        (1,984,083)

                                                                      ------------------- ------------------
               Total liabilities and stockholders' deficit            $          935,050  $         902,923
                                                                      =================== ==================




                             See accompanying notes.

                               NEBO Products, Inc.

                             Statement of Operations

                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                   -------------------------------- --------------------------------
                                                        2002             2001            2002             2001

                                                   ---------------- --------------- ---------------- ---------------
NET SALES                                          $       878,161  $      993,070  $     2,550,576  $    3,200,878

COST OF SALES                                              544,934         661,460        1,492,837       1,790,064
                                                   ---------------- --------------- ---------------- ---------------
          Gross profit                                     333,227         331,610        1,057,739       1,410,814

EXPENSES:
    Selling, general, and administrative                 1,294,189         505,995        2,937,540       1,516,883
    Depreciation                                            12,362           7,538           33,901          22,356
                                                   ---------------- --------------- ---------------- ---------------
    Operating loss                                        (973,324)       (181,923)      (1,913,702)       (128,425)

OTHER INCOME (EXPENSE)
Interest expense                                           (80,529)       (136,732)        (196,739)       (419,943)
Loss on sale of accounts receivable                        (25,934)              -          (73,833)              -
Other                                                          360           9,110           (2,241)          7,781
                                                   ---------------- --------------- ---------------- ---------------
            Net other expense                             (106,103)       (127,622)        (272,813)       (412,162)
                                                   ---------------- --------------- ---------------- ---------------
Loss before income taxes                          ($     1,079,427)($      309,545)($     2,186,515)($      540,587)
Income tax benefit                                               -               -                -               -
                                                   ---------------- --------------- ---------------- ---------------
NET LOSS                                          ($     1,079,427)($      309,545)($     2,186,515)($      540,587)
                                                   ================ =============== ================ ===============

EARNINGS PER SHARE-BASIC AND DILUTED:


Net loss per common and common equivalent
share - basic and diluted                         ($          0.06)($         0.03)($          0.13)($         0.05)

WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
EQUIVALENT SHARES-BASIC AND DILUTED
                                                        18,058,000      11,257,000       16,391,000      11,255,000






                             See accompanying notes.

                               NEBO Products, Inc.


                             Statement of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    2002               2001
                                                                -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (2,186,515)      $    (540,587)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                   33,901              22,362
      Provision for losses on accounts receivable                     (2,217)             (1,908)
      Stock compensation for services                              1,399,748                   -
      Stock option compensation for services                         164,726                   -
      Amortization of deferred compensation                           50,000                   -
      Loss on sales of accounts receivable                            73,833                   -
      Net change in operating assets and liabilities:

        Accounts receivable                                           28,359             488,972
        Inventory                                                   (126,994)            353,917
        Deposits for inventory                                      (169,714)                  -
        Prepaid expenses                                              11,232                   -
        Other assets                                                       -              19,934
        Deferred offering costs                                            -            (118,575)
        Accounts payable                                            (156,982)            221,445
        Accrued liabilities and royalty payable                      218,327              (3,859)
                                                                -------------      --------------
            Net cash (used in) provided by operating                (662,296)            441,701
activities

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of patents                                                 (123,505)                  -
Purchase of property and equipment                                    (9,479)            (19,971)
                                                                -------------      --------------
            Net cash used in investing activities                   (132,984)            (19,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash over-draft                                                       60,445                   -
Proceeds from long and short-term debt                               277,677             764,088
Principal payments on short and long-term debt                      (166,755)         (1,201,081)
Proceeds from stock subscriptions                                    218,364                   -
Proceeds from stock issuance                                         354,756              13,452
                                                                -------------      --------------
            Net cash provided by (used in) financing                 744,487            (423,541)
activities
                                                                -------------      --------------

NET CHANGE IN CASH                                                   (50,793)             (1,811)

Cash and cash equivalents, beginning of period                        50,793               4,376

                                                                -------------      --------------
Cash and cash equivalents, end of period                            $      -       $       2,565
                                                                =============      ==============






                             See accompanying notes.

                               NEBO Products, Inc.

                    Notes to Financial Statements (Unaudited)

                               September 30, 2002


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. NEBO Products, Inc. ("NEBO" or the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

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

Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 2002, there were outstanding common stock equivalents to purchase 1,413,000 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 -- CASH FLOW INFORMATION

      o The Company paid interest for the nine months ended September 30, 2002 and 2001, totaling $142,876 and $417,473, respectively and paid no amount in taxes.

     During the nine months ended September 30, 2002:

      o The Company issued 500,000 shares for future consulting services valued at $200,000 of which $50,000 has been amortized in the current quarter.
      o The Company suspended interest and principal payments on substantially all of its subordinated debt while it entered into negotiations with creditors to restructure debt, including the conversion of debt to equity.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, and related notes thereto.

Outlook

         Cash requirements through the end of 2002 will vary based upon a number of factors including, but not limited to, market development activities, travel, the outcome of debt and other restructuring activities, labor problems experienced at ports on the West Coast that could have an impact on the ability of the Company to deliver products, and other activities with a resulting effect on sales and expenses.

         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company does not anticipate any material capital expenditures for research and development in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet growth needs during that period.

         The Company benefits from an experienced management team and an in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the Company. The on-going initiative of product innovation is emphasized in pursuing the Company's business strategy. During the first nine months of 2002, the Company acquired Straightway Tools in exchange for a minimum royalty of $120,000 and a continuing royalty based on a percentage of net sales of Straightway extendable levels. In addition, the Company entered into a one year consulting arrangement with the seller to facilitate the transition of the product and issued 500,000 shares of common stock as compensation under the terms of the agreement, which calls for a minimum compensation amount of $200,000.

Results of Operations

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

         During the nine months ended September 30, 2002, the Company had net sales of $2,550,576, reflecting a decrease of $650,302 or 20%, compared to net sales of $3,200,878 for the same period in 2001. Net sales in both periods were derived from the sale of products. The Company believes that this decrease in sales is mainly attributable to a downturn in general economic conditions during the nine months ended September 30, 2002, affecting its primary customers in the United States. In addition, the Company's working capital deficit has had an effect on the timing of certain inventory purchase requirements. The Company anticipates that as economic indicators in the United States improve generally, its business will also improve. However, there can be no assurance that the Company's business will improve relative to the timing of an improvement in economic conditions.

         Costs of goods sold decreased $297,227 or 17% from $1,790,064 for the nine months ended September 30, 2001, to $1,492,837 for the same period in 2002. This decrease was due primarily to a 20% decline in sales in the first nine months of 2002 compared to the same period in 2001. Gross profit decreased $353,075 or 25% from $1,410,814 for the nine months ended September 30, 2001 to $1,057,739 in the same period of 2002. Gross margin percentages decreased to 41% during the nine months ended September 30, 2002 from 44% for the same period in 2001, primarily as a result of a change in the sales mix among product lines.

         Selling, general, and administrative expenses were $2,937,545 and $1,516,883 for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $1,420,662 or approximately 94%. The increase over the prior period is due primarily to increased non-cash consulting expenses under non-recurring short-term consulting service contracts and legal fees associated with agreements entered into by the Company during the fourth quarter of 2001 and the first and second quarters of 2002.

         Interest expense was $196,739 and $419,943 for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $223,204 or 53% and is due primarily to lower rates of interest negotiated with creditors in the third and fourth quarters of 2001, the treatment of $73,833 in finance charges related to the factoring portion of the line of credit with Summit as loss on sale of accounts receivable for the nine months ended September 30, 2002 as compared to no factoring relationship and $0 as loss on sale of accounts receivable for the same period in 2001, as well as the result of reduced availability on the line of credit for the nine months ended September 30, 2002, compared to the same period in 2001.

         The Company had a net loss for the nine months ended September 30, 2002 of $2,186,515 or approximately $0.13 per share, compared to a net loss of $540,587, or approximately $0.05 per share in 2001. This increase in net loss for the nine months ended September 30, 2002 compared to the same period in 2001 is mainly attributable to lower sales and increased consulting expenses resulting from the issuance of common stock and options related to the short-term consulting service contracts referred to above.


         The Company had losses on sales of accounts receivable of $73,833 for the nine months ended September 30, 2002 compared to $0 for the same period ended 2001. This is a result of a factoring agreement entered into with a financing Company in the last quarter of 2001.


Three months ended September 30, 2002, compared to the three months ended September 30, 2001

         During the three months ended September 30, 2002, the Company had net sales of $878,161, reflecting a decrease of $114,909 or 12%, compared to net sales of $993,070 for the same period in 2001. Net sales in both periods were derived from the sale of products. The Company believes that this decrease in sales is mainly attributable to a downturn in general economic conditions during the three months ended September 30, 2002, affecting its primary customers in the United States. In addition, the Company's working capital deficit has had an effect on the timing of certain inventory purchase requirements. The Company anticipates that as economic indicators in the United States improve generally, its business will also improve. However, there can be no assurance that the Company's business will improve relative to the timing of an improvement in economic conditions.

         Costs of goods sold decreased $116,526 or 18% from $661,460 for the three months ended June 30, 2001, to $544,934 for the same period in 2002. This decrease was due primarily to a 12% decline in sales in the third quarter of 2002 compared to the same period a year ago. Gross profit increased $1,617 or less than 1% from $331,610 for the three months ended September 30, 2001 to $333,227 in the third quarter of 2002. Gross margin percentages increased to 38% during the third quarter of 2002 from 33% for the three months ended September 30, 2001, primarily as a result of a change in the sales mix among product lines.

         Selling, general, and administrative expenses were $1,294,189 and $505,995 for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $788,193 or approximately 156%. The increase over the prior period is due primarily to increased non-cash consulting expenses under non-recurring short-term consulting service contracts and legal fees associated with agreements entered into by the Company during the fourth quarter of 2001 and the first and second quarters of 2002.

         Interest expense was $80,529 and $136,732 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $56,203 or 41% and is due primarily to lower rates of interest negotiated with creditors in the third and fourth quarters of 2001, the treatment of $25,934 in finance charges related to the factoring portion of the line of credit with Summit as loss on sale of accounts receivable for the three months ended September 30, 2002 as compared to no factoring relationship and $0 as loss on sale of accounts receivable for the same period in 2001, as well as the result of reduced availability on the line of credit for the three months ended September 30, 2002, compared to the same period in 2001.

         The Company had a net loss for the three months ended September 30, 2002 of $1,079,427 or approximately $0. 06 per share, compared to a net loss of $309,545, or approximately $0.03 per share in 2001. This increase in net loss for the three months ended September 30, 2002 compared to the same period in 2001 is mainly attributable to lower sales and increased consulting expenses resulting from the issuance of common stock and options related to the short-term consulting service contracts referred to above.

         The Company had losses on sales of accounts receivable of $25,934 for the three months ended September 30, 2002 compared to $0 for the same period ended 2001. This is a result of a factoring agreement entered into with a financing Company in the last quarter of 2001.

Liquidity and Capital Resources

         The Company had no cash at September 30, 2002, compared to cash of $50,793 at December 31, 2001. The working capital deficit at September 30, 2002, was $1,806,728, compared to a working capital deficit of $922,076 at December 31, 2001. The increase in working capital deficit during the nine months ended September 30, 2002, is due primarily to an increase in the amount of current portion of long-term debt, which increased $754,396. As of December 31, 2001, the Company had total short-term debt and current portion of long-term debt of $681,290. At September 30, 2002, short-term and current portion of long-term debt totaled $1,437,196 and bore interest at rates of prime plus 5% to 24% per annum. Long-term debt obligations to unrelated parties at September 30, 2002, excluding current maturities, totaled $126,914. This debt bears interest at rates of 12% to 24% per annum. Long-term debt to related parties at September 30, 2002, excluding current maturities, totaled $455,781. This debt bears interest at rates of 15% to 24% per annum.

         The Company had an accumulated deficit of $5,490,787 at September 30, 2002, compared to a deficit of $3,304,272 at December 31, 2001. This deficit is attributed to accumulated losses since inception.

         Historically, the Company has financed operations principally through loans, private placements of equity and debt securities, and product sales. Net cash used in operating activities was $662,296 during the nine months ended September 30, 2002. Non-cash components of the $2,186,515 net loss for the nine months ended September 30, 2002 totaled $1,614,474 and consisted primarily of stock and stock option compensation for services, and the amortization of $50,000 in deferred compensation.

         On November 9, 2001, the Company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the Company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Treatment of factored receivables are accounted for under FAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, factoring of receivable are accounted for as a sale and a corresponding loss attributable to those sales has been recognized for the nine months ended September 30, 2002 of $73,833. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for uncollected sold accounts receivable component and the prime rate plus 5% on the inventory or loan component. The maximum is only available if the eligible accounts receivable and inventory are at levels, which provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under this agreement. At September 30, 2002, the balance outstanding on the loan with Summit was $205,496 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. As of September 30, 2002, the Company had transferred title to Summit on receivables totaling $451,627, which amount the Company would be required to repurchase if not collected by Summit. Since the inception of this factoring arrangement, the Company has not been required to repurchase any receivable amounts for which title had been transferred to Summit.

         The Company has also negotiated a $300,000 line of credit to facilitate the cash flow requirements of letter of credit payments to some vendors. At September 30, 2002, the balance outstanding on this line of credit was $236,705. Of the remaining balance on the line of credit at September 30, 2002, $54,257 was reserved for the settlement of issued letters of credit. The Company is actively seeking additional financing, which may be obtained through the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders. However, there can be no assurance management of the Company will be successful.

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

         The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock, reducing debt and attaining future profitable operations. Management's plans include expanding market share through the introduction of new products, whether developed internally or through acquisition and obtaining equity financing through the sale of its common stock. However, there can be no assurance that such financing will come available. To improve cash flow, the Company suspended payment on most unsecured debt and entered into negotiations to obtain accommodations from its creditors to permit it to restructure its debt. The suspension of payment will help the Company direct its resources to pay vendors and obtain product for the fourth calendar quarter sales season, which includes the busy Thanksgiving, Christmas and New Year's sales periods. The Company will seek to convert the subordinated debt to equity and in some cases to extend due dates and reduce principal amounts and interest rates on remaining debt. There is no assurance that these efforts will be successful or that, if they are successful, that the resulting savings in interest and principal will be sufficient to permit the Company to secure all of the product it has ordered or intends to order. In addition, some creditors may refuse to compromise or settle the amounts owed them and may take legal action to pursue payment remedies against the Company. If the Company is not successful in these restructuring efforts, then the Company may be required to seek protection under state or federal insolvency laws. The Company has implemented further cost savings through an approximate 25% reduction in work force. Also, the Company is exploring warehousing and distribution alternatives in an effort to create cost efficiencies.

         Since commencing the negotiations and restructuring described above, the Company has received commitments to convert debt in the principal amount of $417,266.87 to equity and has reduced the effective rate of interest on outstanding debt as of November 8, 2002, to rates ranging from 6% to 8% per annum. The Company intends to continue to seek accommodations from its remaining creditors to further reduce its debt and monthly interest obligations, but there can be no assurance that those efforts will be successful.

         The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to have had an adverse effect on business, financial and general economic conditions in the United States. These conditions have continued through the quarter ended September 30, 2002. These effects also appear, in turn, to have had an adverse effect on our business and on the results of our operations, as orders for products have not returned to pre-September 11, 2001 levels. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.

         Our operations have also apparently been adversely affected by the labor problems experienced at ports on the West Coast of the United States, through which most of our products are shipped or received. On July 1, 2002, the labor contract between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) expired. This contract affects all of the ports on the Western Coast of the United States. The members of the ILWU are primarily responsible for the removal of cargo from container loaded shipping vessels. The members had been working under a daily extension of the contract; however, on September 27, 2002 the ILWU began a work slowdown, which resulted in a PMA lockout of the longshoremen. On October 8, 2002, a federal court judge imposed an 80-day cooling-off period, which will temporarily reopen the West Coast ports. Many of our shipments from Asia move through these West Coast United States ports. The current lockout or work slow-down, if it continues, could affect the timely delivery of our products, which could negatively impact our sales. We expect that the port closure and subsequent transportation backlog will create additional delivery delays and increase our airfreight costs. These delivery delays may affect the timing of revenues, or if more prolonged, may result in order cancellations. However, at this time we are unable to fully assess the impact of these factors on our future financial results. Since the labor issues leading to the port closures have not yet been resolved, it is unclear when the current backlog will be eliminated and the ports will return to normal operation.

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

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal financial officer have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

         Changes in Controls and Procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We have designed these controls and procedures to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of filing of this Form 10-QSB.



                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

         The Company did not issue any securities during the nine months ended September 30, 2002 without registration under the Securities Act of 1933. During the nine months ended September 30, 2002, the Company issued 3,170,000 shares to vendors in lieu of cash as payment for services provided to the Company. The Company also issued 500,000 shares of common stock in connection with the Company's acquisition of Straightway Tools. The issuance of these securities was accomplished under the filing of a Registration Statement Under the Securities Act of 1933 on Form S-8 effective January 18, 2002.

Item 5.  Other Information

         On August 21, 2002, the Company entered into an agreement to acquire Naviset Holdings Corp. ("Naviset Holdings"). On September 20, 2002, the Company entered into a management agreement with Naviset Management, Inc. ("Naviset Management"), a wholly owned subsidiary of Naviset Holdings. On October 17, 2002, the Company and Naviset Holdings Corp. mutually terminated the share exchange agreement entered into by them on August 21, 2002 and the related management agreement entered into by the Company and Naviset Management. The termination agreement nullifies these earlier agreements and the parties have released each other from any and all obligations or liabilities that might have arisen out of or in connection with those agreements, including, without limitation, the payment of any fees or changes of management on the part of NEBO.

         In connection with its plans to acquire Naviset Holdings, the Company announced that it would change its fiscal year end from December 31 to September
30. However, with the termination of the proposed share exchange and acquisition of Naviset Holdings, the Company has determined that it will not change its fiscal year end. Therefore, the fiscal year end of the Company will continue to be December 31 of each year.

         Effective October 21, 2002, the Company and Mont Warren, the Company's Chief Financial Officer and Secretary to the board of directors, entered into a separation agreement as part of the reduction in work force. Pursuant to the provisions of the agreement, Mr. Warren resigned from his positions with the Company as of November 1, 2002 and will remain with the Company through the end of 2002. Paul Larsen has accepted the position of Controller and will serve as the Company's principal financial officer.

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
10.1              Credit and Security Agreement dated September 1, 2000 with
                  Wells Fargo (1)
10.2              First Amendment dated July 26, 2000 to Credit and Security
                  Agreement (1)
10.3 Second Amendment dated September 20, 2000 to Credit and Security Agreement (1)
10.4              Third Amendment dated November 22, 2000 to Credit and Security
                  Agreement (1)
10.5 Lease for Draper, Utah corporate offices and warehouse facility (1)
10.6              Exclusive Agreement for Manufacture of 13-in-1 (1)
10.7              SK Management Trust Note (1)
10.8              Feather River Trust Note (1)
10.9              Meyers Note (1)
10.10             Christensen Note (1)
10.11             Branch Note (1)
10.12             S&L Family Trust Note and Agreement (1)
10.13             New SK Management Trust Note dated September 30, 2001 (2)
10.14             New Branch Note dated September 1, 2001 (2)
10.15             New Meyers Note dated September 1, 2001 (2)
10.16             New Feather River Trust Note dated September 4, 2001 (2)
10.17             New S&L Family Trust Note dated September 30, 2001 (2)
10.18 Set-Off and Release Agreement between NEBO Products, Inc. and Pete Chandler dated as of December 28, 2001 (4)
10.19 Set-Off and Release Agreement between NEBO Products, Inc. and Suzanne Heaton dated as of December 28, 2001 (4)
10.20 Set-Off and Release Agreement between NEBO Products, Inc. and Rodger Smith dated as of December 28, 2001 (4)
10.21             Management Agreement dated September 20, 2002 (5)
10.22             Termination Agreement dated October 17, 2002 (6)
10.23             Press Release of October 18, 2002 (6)
99.1              2001 Stock Option Plan (1)
99.2 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of The Sarbanes-Oxley Act of 2002)

        -------------------

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

5) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.

6) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(b)      Reports on Form 8-K.

         During the quarter ended September 30, 2002, specifically on September 23, 2002, the Company filed a Current Report on Form 8-K in connection with its proposed acquisition of Naviset Holdings Corp. Subsequent to the end of the period covered by this report, the Company filed a Current Report on Form 8-K to report the termination of the proposed acquisition transaction.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEBO Products, Inc.



Date: November 14, 2002              By: /s/ Scott Holmes
                                         -------------------------------------
                                         Scott Holmes, Chief Executive Officer


Date:  November 14, 2002             By: /s/ Paul Larsen
                                         -------------------------------------
                                         Paul Larsen, Controller
                                         (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Scott Holmes, President and CEO, certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of NEBO Products, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002




         /s/ Scott Holmes
         -----------------------------------------
         Scott Holmes
         President and Chief Executive Officer

I, Paul Larsen, controller, certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of NEBO Products, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002
         /s/ Paul Larsen
         --------------------------------------------
         Paul Larsen
         Controller

EXHIBIT 99.2


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS

         The undersigned hereby certify that the Quarterly Report on Form 10-QSB of NEBO Products, Inc. for the quarterly period ended September 30, 2002 as filed November 14, 2002 with the Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that, to the best of their knowledge, the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of NEBO Products, Inc.



Date: November 14, 2002           /s/ Scott Holmes
                                  -----------------------------------------
                                  Scott Holmes
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 14, 2002           /s/ Paul Larsen
                                  ------------------------------------------
                                  Paul Larsen
                                  Controller
                                  (Principal Accounting Officer)