Form 10KSB
period 2002-12-31
NEBO PRODUCTS INC
filed 2003-04-17
CIK 1135302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Securities registered under Section 12(b) of the Exchange Act:       None
Name of each exchange on which registered:                           None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Issuer's revenues for the fiscal year ended December 31, 2002, were $3,572,817.

On April 14, 2003 the last reported bid price for the Company's common stock as reported by the OTCBB was $0.028 per share. The aggregate market value of the voting and non-voting common equity of the Company held by non-affiliates at April 14, 2003, was $625,525, based on the average of the bid and asked price of the Company's common stock on that date.

There were 21,777,741 shares of common stock of the registrant outstanding as of April 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X
                                                                      ---

                                TABLE OF CONTENTS


Item No. and Description                                               Page No.
------------------------                                               --------

PART   I

Item 1.  Description of Business                                           2

Item 2.  Description of Property                                          11

Item 3.  Legal Proceedings                                                12

PART   II

Item 5.  Market for Common Equity and Related Stockholder Matters         12

Item 6.  Management's Discussion and Analysis or Plan of Operation        15

Item 7.  Financial Statements                                             24

PART   III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act              24

Item 10. Executive Compensation                                           26

Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                 28

Item 12. Certain Relationships and Related Transactions                   30

Item 13. Exhibits and Reports on Form 8-K                                 31

Item 14. Controls and Procedures                                          32

Signatures                                                                33

Certifications                                                            34

Financial Statements and Schedules                                       F-1

                                     Part I

 Item 1.    Description of Business


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


Introduction


         The Company's business commenced in 1996, operated first as a partnership and then as a limited liability company, under the name Open Sea Trading Company, LLC. In 1998, the Company was incorporated in the state of Utah as Open Sea Corporation. In July 1999, the operations of Open Sea Trading Company LLC were combined with Open Sea Corporation by an exchange of the member interests in the limited liability company for shares of common stock in the corporation. The corporate name was changed to NEBO Products, Inc., in September 2000. Since December 2000, the Company has maintained its principal offices at 12382 Gateway Parkplace #300, Draper, Utah 84020. The telephone number is (801) 495-2150. The Company also maintains worldwide websites at neboproducts.com, nebosports.com, and nebotools.com. These inactive textual references do not constitute a part of this report.


Business Overview


         The Company supplies hand tools and weekend camping gear to U.S. retailers. Most of its products are manufactured in Taiwan, the People's Republic of China, and India and are imported by the Company to the United States for sale under the Company's trademark NEBO or under retailers' own private labels. The Company has established business relationships and a working history with 15 Far East manufacturers, three shipping companies, and more than 5,000 customers nationwide, including The Home Depot, Menard's, Sears, Gander Mountain, Sportsman's Warehouse, The Sportsman's Guide, and Cabela's.


         In 2002, the Company acquired the assets of Straightway Tools, including primarily the patent on its expandable level products. In the third quarter of 2002 the Company completed a major balance sheet restructuring that converted over $1.1 million of debt and contingent liabilities to convertible preferred stock at a conversion price of $0.20 per share. Additionally, $461,244 of debt was restructured with longer maturities, lower interest rates and a conversion option at $0.20 per share.


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

        o August 1998-- The NEBO 13-in-1 won the "Best of Show" award at the National Hardware Show in Chicago.

        o October 1998 -- Rolled out the sale of the NEBO 13-in-1 to The Home Depot to realize first profitable month.

        o November 1998-- NEBO safety glasses first introduced to 200 Sears stores.

        o April 1999 -- Completed the nationwide rollout of the "13-in-1" screwdriver at The Home Depot.

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

        o       January 2000 - Sold one-millionth 13-in-1 multi-bit screwdriver.

        o May 2000 -- Named number one brand in nationwide market survey for multi-bit screwdrivers by the Home Improvement Executive magazine.

        o       May 2000-- Awarded U.S. design patent for safety glasses.

        o May 2000 -- Began selling sporting goods to Sam's Club, eventually becoming one of Sam's Club's highest volume "road shows."

        o       June 2000 -- First sale to Menard's, Inc.

        o August 2000 -- Set record for world's largest sleeping bag (500 feet wide, holding 277 people simultaneously) at the semi-annual Outdoor Retailer's National Convention. Donated proceeds of event to charity.

        o September 2000 -- Began private-label arrangement with Sears to place popular Craftsman(R) label on NEBO safety glasses.

        o       September 2000 -- Changed name to NEBO Products, Inc.

        o October 2000-- Signed lease for new 17,000 square foot warehouse and office space.

        o       December 2000-- Completed year with $4.7 million in sales.

        o January 2001-- Expanded sales to 148 Menard's, Inc. stores with six different hardware products.

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

        o April 2002-- Retained the services of Thorpe Capital, Inc., a NASD Member Investment Banking firm specializing in mergers and acquisitions and capital raising activities.

        o April 2002--Began the initial production run of the new and patented 400 lbs capacity Outfitter Extra Large Cot. TM

        o July 2002-- Acquired the assets of Straightway Tools(R) including patents, inventory, and contracts relating to the proprietary Straightway line of expandable construction levels marketed through Lowe's, Sears Hardware, Orchards and Menard's in the United States.

        o August 2002 -- Introduced "factory direct" program to customers at the Outdoor Retailer trade show.

        o October 2002-- Restructured the staff and lowered annual operating costs in excess of $300,000.

        o November 2002-- Completed restructuring of $1.1 million of debt and contingent liabilities to convertible preferred stock at a conversion price of $0.20 per share. In addition, restructured $461,244 of debt with longer maturities, lower interest rates, and a conversion option at $0.20 per share.

        o December 2002-- Sporting Goods division sales exceed $2.2 million for 2002.


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


         Top-selling hardware products include the following:

        o NEBO 13-in-1 screwdriver. This is a handheld multi-bit ratcheting screwdriver with 12 bits and a magnetic extension held in a cartridge that is stored in the handle. The NEBO 13-in-1 comes in three colors and continues to be one of the best multi-bit screwdrivers in the marketplace. This product won a "Best of Show" award at the 1998 National Hardware Show. The 13-in-1 was responsible for approximately 70% of total sales in 1999, 28% in 2000, 15% in 2001, and 5% in 2002. Additional sets of bit kits are available as accessories to this product line.

        o Speed Reader and Speed Reader PRO Tape Measures. These are rubber-grip, impact resistant tape measures. They have fractional markings to 1/32" and stud and truss markings indicated on the tape. Every 1/8" is printed with the actual fractions, making the tape easier to read. The Speed Reader PRO is an upgraded version of the Speed Reader and is designed for the professional market. The Company recently added metric markings to some tape measures to enhance the product line and make it more attractive to the international markets.

        o NEBO-X Safety Glasses. This is a line of style-oriented protective eyewear with interchangeable lenses. The lenses are produced in different shades and styles to be marketed to a variety of user types. They have adjustable frames and come with a neck strap as an accessory. The Company holds U.S. Design Patent No. D425,926 on May 30, 2000, for protective eyewear for this product. These glasses comply with OSHA requirements for industrial eyewear. The Company sells these glasses under its own brand name and under private labels with the Craftsman(R) brand name for Sears.

        o UltraTM Socket. This is a complete socket set in one handy tool designed with a bi-directional ratcheting drive that also adjusts for three different drive angles. This product comes packaged with seven different sockets, six of which are stored inside the handle. Built for durability and comfort, this tool's 650 kgf-cm torque capability exceeds ANSI standards by 25%. During the Ultra Socket's debut at the August 2001 National Hardware Show in Chicago, it won the prestigious Retailers' Choice Award. A metric version of the Ultra Socket is set for release in early 2003.

        o Hammers. The Company has completed its line of hammers including the 24 oz. all-steel framing hammer; the 21 oz. hickory straight or curved handle framing hammers; and 20 oz., 16 oz., and 8 oz. hammers. These hammers are designed for professional users and do-it-yourselfers. Each hammer comes with a magnetic nail holder built into the head to help hold the nail in place for the initial strike.

        o Expandable levels. In June of 2002, the Company acquired the assets of Straightway(R)Tools and relocated the manufacturing of these levels from the United States to China. The Company received its first expandable levels manufactured in China during the 3rd quarter of 2002 and has introduced the levels through its existing distribution channels. There are two levels currently available in this product line, the ComPac 4', which is a two-foot level that expands to four feet, and the ComPac 8', which is a four-foot level that expands to eight feet. The Company holds U.S. Patent No. 6,293,023 on these levels. In August 2000, these levels won the Retailers' Choice Award at the National Hardware Show in Chicago. The Company anticipates and has begun to experience increased demand for these products in the marketplace due to their unique design.


         Top-selling outdoor products include the following:

        o The Company's sleeping bag lines accounted for approximately 49% of its total sales in 2002 compared with approximately 34% of total sales in 2001.

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

        o The Sandstone sleeping bag line. Like the Moose and Bear lines, the Sandstone is square at the bottom for a roomier feel and it incorporates many of the extra features of the mummy bag design. Crafted for the rugged outdoorsman, the Sandstone has a full-length zipper baffle, shoulder baffles, and dual layer construction with offset quilt seams, which the Company believes successfully keeps warm air inside the bag from escaping, while blocking cold outside air from penetrating the bag. The cotton canvas shell and brushed flannel lining are intended to cater to hunters by blending durability and comfort. The Company has already received strong interest in both the -30 and 0-degree models in its existing distribution channel.

        o The Mammoth line. The Mammoth is an extra large (100" x 60") sleeping bag, originally designed to be an oversized single bag but adaptable to be a double. The Mammoth sleeping bag has incorporated the same components as a single bag, such as a mummy hood, zipper and shoulder baffles, with additional features such as a second zipper - one for each side.

        o Value Grade line. To serve those that desire a less expensive line of sleeping bags, the Company has formalized a line of sleeping bags for the budget-minded customer. This Value Grade program is composed of five styles of sleeping bags, built less expensively, yet still with good quality. This program will serve the high-volume, low-price, and family camping market.

        o The camping equipment line accounted for 11% of total sales in 2002 compared with 4% of total sales in 2001.

        o Camping Tents. The Company has developed two tents, the Arch VII and the Arch IX. They are designed with modular rain flies that can be changed according to the user's needs. They are nicknamed "8-in-1" tents because of the capability of being pitched eight different ways. The Arch IX has nine square feet of living space while the Arch VII has seven square feet of living space. Both have a full rain fly that extends lengthwise a total of 18 feet and 14 feet respectively. If the user desires, a vestibule section of the rain fly can be removed to save space and reduce carrying weight. The rain fly can even be pitched on its own, separately from the tent. Due to disappointing sales levels of the existing tent line, the Company intends to improve and reintroduce the line later this year or during the first quarter of 2004.

        o Camping Cots and Chairs. The Company produces cots and camping chairs in various sizes and styles. The most notable are an oversized patent pending cot measuring 84"x 40"x19" and an oversized camp chair that measures 22"x24"x38". The large size of these items is not typically seen in the industry and is an important feature used to differentiate the Company's products. The extra large cot was designed to compliment the oversized sleeping bag models and boasts a 400-pound weight capacity, with tests of nearly 1,500 pounds. The Company's cots and chairs come with a carry bag.

        o     Backpacks.  The Company offers three different styles and sizes of
              internal   frame   backpacks   and  a  daypack   that  are  being
              incorporated into existing distribution channels. These backpacks
              are  lightweight  and  are  made  of  durable  material.   Active
              distribution to three of the Company's largest sporting goods customers is already in place for all four packs. One of the backpacks is made for entry-level backpackers or for the more budget conscious consumer, while the other backpacks are designed for the high-tech consumer and include adjustable shoulder straps, contoured shoulder, lumbar support, hip pads, and a rain fly. All three backpacks and the daypack are water bladder ready.

Customers


         The Company has three general types of customers for hardware and camping products. These include:

        o Small and Medium Sized Retailers. Smaller stores used to rule the hardware and sporting goods industries, and there are still more than 20,000 of these stores nationwide, according to The National Hardware Retailers Association. In some instances, these storeowners and managers have formed buying co-operatives. According to the National Hardware Retailers Association, hardware wholesale cooperatives such as TruServ Corporation and Ace Hardware Corporation combine to purchase more than $7 billion a year in products, with distribution to more than 15,000 retailers. The Company believes it is necessary for small retailers to rely on careful product selection, personal service, and liberal return policies to compete with the national chains. The Company markets directly to over 4,000 smaller retailers with an internal sales force of five individuals and numerous manufacturers' representatives. The Company attends several cooperative trades shows annually, in both hardware and sporting goods, to sell and show its products. The small and medium size retailers accounted for approximately 36% of total sales in 1999, approximately 52% in 2000, approximately 43% in 2001, and approximately 20% in 2002.

        o National Chains. The Home Depot, Lowes, Menard's, Costco, Wal-Mart, Sears, Gander Mountain, Sportsman's Warehouse, The Sportsman's Guide, and Cabela's accounted for more than $105 billion a year in consumer hardware and sporting goods sales in 2001 and 2002. These national chains generally have long approval cycles when acquiring new products. Only products that sell quickly get reordered. Those that remain on the shelves too long or that experience high return rates are dropped. The Company believes that these national chains rely on enormous selection and branding to compete. The Company uses approximately 50 manufacturers' representatives and an internal sales force of five individuals to sell and service the inventory in national chain stores. Manufacturers' representatives are independent contractors that represent products of a like type manufactured by one or more manufacturers in a particular industry or market. The national chains accounted for approximately 64% of total sales in 1999, approximately 48% in 2000, approximately 57% in 2001,and approximately 78% in 2002.

        o Private-label Partners. Makers of well-known brands, such as Craftsman(R)and NordicTrack(R)often select products from other manufacturers and private-label them as their own. Only products that are a direct fit in quality, price, and packaging are considered for private label, and manufacturing relationships and stability are also determining factors. In the future, the Company expects to expand its private labeling business to take advantage of the closer relationships with the retailer and longer exposure and life for its products that frequently result from these arrangements. The Company began private-label sales in 2000 and they accounted for approximately 2% of net sales in that year, approximately 4% in 2001, and approximately 2% in 2002.

         The Company services all three of these different customer groups for several reasons. It minimizes the risk that a single large customer will dominate the revenue forecast at any one time. Selling to a cross-section of the market also allows the Company to achieve greater brand recognition and allows it to capitalize more widely on its high-loyalty features.


Competition


         The Company competes in both the hardware and the sporting goods industries. Primary competition in these industries originates from several large tool and sleeping bag manufacturing and import companies. Principal competitors in the sporting goods industry are Coleman and Slumberjack. Primary hardware competition is Alltrade, Stanley Works, Olympia Tools, and Allied. Large retail chains like Menard's and The Home Depot sometimes import products under their own private labels that also compete directly with the Company's products.


         The Company competes with these larger wholesale and manufacturing companies in several ways. First, the Company identifies unique products or product features that do not yet have significant market saturation. For example, the Company designed the Moose sleeping bag line to combine a "mummy" style hood with a common rectangular bag shape. Another example is the 13-in-1 screwdriver that combines a reversible ratchet screwdriver and 12 screw bits plus a magnetic extension on a tool that is the same size as a standard single-bit screwdriver. More recent is the patented expandable level coming in two-foot and four-foot models expanding to four and eight feet respectively. The Company identifies unusual product features or designs through customer or employee suggestions, or from suggestions made by manufacturing partners. Second, the Company attempts to sell its products at a price that is competitive with, in many cases less than, the prices charged by the competition. The Company conducts market research by having sales personnel regularly visit hardware and sporting goods retailers and note prices and features of competing products. Third, the Company tries to provide more personal service to customers. The Company believes that its smaller size allows it to maintain personal contacts with key personnel at customers and manufacturers. The Company responds promptly to customer special requests and in most cases can ship product within one business day of receipt of an order. Fourth, the Company attempts to help retail customers successfully merchandise products. For example, the Company packages its top-selling hardware products in point-of-purchase boxes of one dozen units, which can be placed by the retail customer at high traffic areas such as check stands. The Company believes its extra attention to packaging helps its products maintain better visibility and makes them more attractive to potential purchasers. The Company's sales personnel and representatives also visit larger customers regularly to arrange, clean and restock products at the customers' stores. This also allows the Company to ensure that its products enjoy favorable placement and appearance for the patrons of these customers.


Market Opportunity


         The Company has identified several trends that affect its primary markets. These include the following:

o Consolidation of hardware stores and emergence of national chains and large wholesale buying groups. A relatively recent trend in the hardware industry is the consolidation of hardware stores and the emergence of national chains and large buyer groups. Home center chains now capture more than $83 billion in volume representing more than 51% of the market. The Company believes that the number of retail outlets has decreased over the last ten years, while the total volume of sales has more than doubled.

o Continued steady demand in home remodeling and construction industries. The National Retail Hardware Association estimated that total industry sales for the home remodeling and construction industries are expected to increase at an annual rate of 4.6% through 2003. In addition, hardware stores, home centers, and lumber outlets report that hardware tools of the type provided by the Company are their highest or second-highest productivity items, with a better gross margin return on inventory than power tools, plumbing, paint and home decor, lawn and garden, and lumber.

o Increased participation in outdoor activities and greater emphasis on healthy lifestyle. Wholesale sales of camping equipment have increased at a steady rate from 1995 through 2002. The Company expects that trend to continue.

o Growth by acquisition. In recent years, several companies in the hardware and sporting goods industries have successfully grown through acquisition. For example, Direct Focus, Inc. has acquired Bowflex, Nautilus, Schwinn, and Stairmaster.


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

o Identifying strategic acquisitions. The Company plans to evaluate acquisition candidates such as its Straightway acquisition that fit compatibly within the Company's existing distribution channels. The Company has engaged the services of an investment banking firm to assist it in this effort.


Manufacturing


         Substantially all of the Company's hardware and outdoor products are manufactured in Asia. Over the last five years, the Company has carefully selected the most suitable manufacturers and has obtained product-specific exclusive arrangements from several different manufacturers. Under these arrangements, NEBO manufacturers may not manufacture competing or similar products for others.


         Unlike many import companies, the Company's approach to manufacturer relationships is very hands-on. NEBO executives travel to the Far East several times a year, spending valuable one-on-one time gathering ideas from manufacturers and inventors and communicating strict quality and feature requirements. The Company also works with manufacturers' representatives in some instances to help ensure efficient and open communication. The Company has sufficiently strong relationships with some of these manufacturers that more than half of them provide the Company with favorable credit terms. Most products are manufactured on a 30- to 75-day cycle.


         The Company understands that working in the international arena involves risks caused by geographical, political and cultural differences. The Company has made efforts to minimize its vulnerability to these risks. These efforts include:

o Increasing the number of countries where manufacturing is performed. The Company currently has manufacturing arrangements in Taiwan, China, Vietnam, and India. Future locations may include South Korea, Thailand, Sri Lanka, and Mexico. Moving into these other countries will allow the Company to more easily and quickly shift a manufacturing order to a different country should a geopolitical or other problem arise.

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

o             Maintaining ongoing and consistent communication with suppliers.
              The Company communicates daily with most suppliers either by telephone, fax, or e-mail. Face-to-face meetings are scheduled whenever possible and occur approximately twice a year with each factory. The Company works closely with three freight-forwarding companies that have local offices in Utah and in major cities in Asia.

o Quality assurance. The Company only accepts orders that meet the quality standards requested from a supplier. NEBO product development personnel sample several items from each shipment to perform in-house product testing. Sub-standard or defective goods are returned or reported to the supplier for credit.


Shipping, Warehousing, and Distribution


         Products are shipped from Asia, taking about 25 days from port to port, via common carrier to various port cities and from there directly to the Company's warehouse in Draper, Utah or directly to customers across North America. Company employees receive the product inventory, inspect it for quality, and log it into the warehouse inventory storage system. Customer orders generally are shipped from the Company's warehouse within 24 hours of receipt, which helps maintain our reputation for high availability. The Company has implemented a direct shipment method with certain customers who require large shipments of product. This enables the Company to create certain cost efficiencies, which can then be passed on to these customers who receive drop shipments of product directly from the Company's manufacturing facilities. The Company orders product every 15-30 days in order to carefully manage cash flow while staying ahead of the average customer order cycle, which generally is every 45-60 days. Having a sufficient volume of best selling products "in stock" means that the Company has product available to fill customer orders without back-ordering product. The Company has had to back-order some product due to working capital challenges.

         On July 1, 2002, the labor contract between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) expired. This contract affects all of the ports on the western coast of the United States. The members of the ILWU are primarily responsible for the removal of cargo from container loaded shipping vessels. The members had been working under a daily extension of the contract; however, on September 27, 2002 the ILWU began a work slowdown, which resulted in a PMA lockout of the longshoremen. On October 8, 2002, a federal court judge imposed an 80-day cooling-off period, which temporarily reopened the west coast ports. Many of our shipments from Asia move through these ports. On November 23, 2002,during the cooling-off period, a tentative 6-year agreement was reached between union negotiators of the ILWU and the PMA. On January 22, 2003 members from both the ILWU and PMA overwhelmingly approved the 6-year contract. The new 6-year contract is retroactive to November 23, 2002 and runs through June 30, 2008. The Company's operations were adversely affected by the lockout especially during the fourth quarter of 2002 and first quarter of 2003. The closure created a significant backlog at port, subsequent transportation delays, and increased freight costs. Product delivery delays of up to two months were not unusual. These delivery delays affected the timing of revenues, profit margins, and resulted in some orders being cancelled.


Accounts Receivable Management


         The Company generally bills customers on "Net 30" terms, and most accounts receivable are collected within 60 days. The Company maintains a credit line with Summit Financial that is collateralized by inventory and accounts receivable. Under the terms of this credit line, the Company sells its accounts receivable to Summit Financial. The Company receives 90% of the face value of receivables sold and the Company is required to repurchase receivables at face value upon request of Summit Financial. At December 31, 2002, the uncollected receivable balance that the Company may be required to repurchase totaled $487,780.


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


Patents, Licenses, and Proprietary Technology


         The Company relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain its competitive position. The Company believes that its future prospects depend in part on its ability to obtain patent protection for products and formulations. The Company believes it needs to preserve its copyrights, trademarks and trade secrets. The Company also believes that it needs to operate without infringing the proprietary rights of third parties. Various patents are in place to protect the Company's products. The Company owns US Patent No. D425,926 for the protective eyewear and US Patent No. 6,293,023 for the expandable levels. The Company also has a patent pending for the UltraTM Socket tool. The Company is the exclusive licensee of the patent pending Outfitter XL cot.


         The Company owns one registered trademark, the word and logo NEBO(R). In addition, the Company uses a number of unregistered marks for which the Company claims or believes it may be entitled to common law trademark or trade name and service mark protection. These include many of the Company's product names and other marks identified in this report by the symbol (TM).


Employees


         Following a reduction in force during the fourth quarter of 2002, as of December 31, 2002, the Company had nine full-time employees in management, sales, operations, administrative, and technical positions. Of these full-time employees, three are in management, four are in sales, marketing and product development, and two in operations, administration, and support. The Company considers relations with its employees to be satisfactory. None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any business interruption as a result of any labor disputes.


Dependence on Major Customers


         During 2002 sales in the outdoor division outpaced sales in the hardware division. In 2002, outdoor division customer Gander Mountain was the Company's leading customer. Sales to this customer totaled approximately $619,499 (approximately 17% of net sales). Sportsman's Warehouse was second in sales with approximately $438,091 (approximately 12% of net sales). The Sportsman's Guide was third in 2002 sales with approximately $345,481 (approximately 10% of net sales). In 2001 one customer, The Home Depot, accounted for approximately 15% of sales. The Company does not have written contracts or other agreements with these or other customers that would require them to continue to do business with the Company. Therefore, they are free to choose at will among suppliers of products like those sold by the Company. The loss of any of these customers could materially and adversely affect the Company's business, results of operations and financial condition. During 2002, sales to The Home Depot declined, but this decline was partially offset by increases in sales to Gander Mountain, Sportsman's Warehouse, The Sportsman's Guide, Menard's, Cabela's, Worldwide Distributors, and various small and medium size hardware and outdoor products retailers.


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


Item 2.  Description of Property


         The Company's corporate headquarters are located in approximately 17,000 square feet at 12382 Gateway Parkplace #300, Draper, Utah. The space includes office and adjacent warehouse and showroom space in a newly constructed industrial park. Lease payments total approximately $8,585 per month. The lease expires on October 30, 2005. Due to cash flow problems in the fourth quarter of 2002, we were delinquent in the payment of rent under the lease. We entered into an agreement with the lessor under the terms of which we agreed to pay $5,000 per month during the months of January through June 2003, with the balance accruing to be paid plus interest at 7% per annum. During July through December

2003 we will pay the rent stated in the lease each month, plus 1/6th of the accrued amount plus accrued interest.


Item 3.  Legal Proceedings


         The Company is a party to the following legal proceedings as of December 31, 2002, which, in the opinion of management, are not likely to have a material adverse impact on its financial condition, results of operations or cash flows.


         Kenton Lee v. NEBO Products, Inc. (Civil No. 020913478, Third Judicial District Court, Salt Lake County, State of Utah). Kenton Lee filed this action to collect $20,000 under a promissory note.


         Jay Christensen v. NEBO Products, Inc. (Civil No. 030905078, Third Judicial District Court, Salt Lake County, State of Utah). Jay Christensen filed this action to collect $25,000 under a promissory note.


         Alpha Cit v. NEBO Products, Inc. (Civil No. 020913477, Third Judicial District Court, Salt Lake County, State of Utah). The Company purchased certain product from a supplier between October 2001 and November 2001; however, the Company believed that some of the product failed to meet quality control specifications. Consequently, NEBO refused to make payments to the supplier, TNC Outdoor Products Enterprise CO., LTD, on several purchase orders and paid for one order of products that never shipped. The Company believes it was damaged by the high volume of returns on the poor quality products sold and was further damaged by a cancelled order that resulted directly from the supplier's refusal to ship after the dispute developed. Andrew Peterson, a former employee of NEBO, purchased the unpaid invoices and has sued in the name of Alpha Cit for collection of a total of $106,520 plus interest. The Company intends to vigorously defend itself against this claim.


                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         Market. The Company's common stock began trading in the over-the-counter ("OTC") market in November 2001. Its stock is included on the OTC Electronic Bulletin Board under the symbol "NEBO". The following table summarizes data from the OTC Electronic Bulletin Board indicating the high and low sale prices for a share of common stock during the fourth quarter of 2001, and each quarter of 2002 during which the shares were traded. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                        Sales Price
           Year              Calendar Period       High             Low

           2001              Fourth Quarter        $0.800           $0.250

           2002              First Quarter         $0.770           $0.300
                             Second Quarter        $0.660           $0.105
                             Third Quarter         $0.150           $0.053
                             Fourth Quarter        $0.065           $0.020


         Holders. As of December 31, 2002, there were approximately 98 holders of record of the Company's common stock and 19,627,471 shares are issued and outstanding. A substantial number of shares of common stock, approximately 50%, are held in "street name" and the company believes that the ultimate beneficial owners of those shares exceed 1,000 in number. As of December 31, 2002, the Company had one series of convertible preferred stock outstanding, Series A Convertible Preferred Stock. There were 5,521,565 shares outstanding, held by 24 shareholders. On November 1, 2003 and 2004, the Company is required to redeem a total of 62,365 and 251,648 shares of convertible preferred stock at $0.20 per share, respectively.

         Dividends. Since its incorporation, the Company has not declared any dividend on its common stock. The Company does not anticipate declaring a dividend on its common or convertible preferred stock for the foreseeable future. The Series A Convertible Preferred accrues dividends of 6% per annum. At December 31, 2002, dividends in arrears totaled approximately $5,500. The Company does not anticipate paying a cash or other dividend on the Series A Convertible Preferred for the foreseeable future.


         Dilution. The Company has a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding. The board of directors determines when and under what conditions and at what prices to issue the Company's stock. In addition, a significant number of shares of common stock of the Company are reserved for issuance upon exercise of purchase rights under stock options and warrants and upon conversion of the Series A Convertible Preferred.


         The issuance of any shares of common stock, whether in connection with new equity offerings, acquisitions, or the exercise of options, warrants, or conversion rights will result in dilution of the equity and voting interests of existing shareholders.


         Transfer Agent and Registrar. The transfer agent and registrar for the Company's common stock is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111.


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


2001


         On February 13, 2001, the Company sold 13,333 shares of common stock to a single investor in a private transaction for $0.75 per share.


         On November 15, 2001, the Company issued 60,000 shares of common stock to certain note holders in conjunction with the renegotiation of debt. On November 15, 2001, the Company issued 2,500 shares of common stock to an employee for a commission bonus earned.


2002


         During the year ended December 31, 2002, the Company issued 5,521,566 shares of Series A Convertible Preferred stock with a liquidation preference of $1,104,313 and warrants for the purchase of 1,278,189 shares of common stock to various individuals and entities as a result of restructuring certain debt obligations. The Company is obligated to redeem 62,365 shares of convertible preferred stock on November 1, 2003 and an additional 251,648 shares of Series A convertible preferred on November 1, 2004, all at a price of $0.20 per share.


         Holders of the Series A Convertible Preferred are entitled to one vote per share on all matters upon which holders of the common stock are entitled to vote. Each share of Series A Convertible Preferred is convertible at any time into fully paid and nonassessable shares of common stock at a conversion price of $0.20 per share, subject to adjustment under certain circumstances. The Series A Convertible Preferred is automatically converted into shares of common stock at the then effective conversion rate upon the closing a firm commitment underwritten public offering by the Company in which the initial offering price to the public is not less than $0.20 per share. The holders of Series A Convertible Preferred are entitled to receive a dividend prior and in preference to any declaration or payment of any dividend on the common stock, at the rate of 6% of the stated value of the Series A Convertible Preferred. Dividends will be paid either in cash or in additional shares of Series A Convertible Preferred at the discretion of the Company's board of directors. Dividends are fully cumulative and accrue from the date declared by the board of directors until paid in full. At December 31, 2002, dividends in arrears totaled approximately $5,500. Once dividends are paid on the Series A Convertible Preferred, holders of Series A Convertible Preferred will not participate in dividends paid to holders of common stock. No dividends may be paid or declared and set apart for payment on any class or series of shares that are junior to the Series A Convertible Preferred for any period unless full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment on the Series A Convertible Preferred. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred are entitled to receive out of the assets of the Company available for distribution to shareholders before any distribution or payment is made to holders of the common stock, or to holders of any other shares of the Company ranking junior upon liquidation to the Series A Convertible Preferred, a liquidation distribution in the amount of $0.50 per share, plus all accrued and unpaid dividends, if any, before any payment is made to holders of shares of the Company's equity securities that are junior to the Series A Convertible Preferred. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, its assets are insufficient to pay in full the liquidation preference of the Series A Convertible Preferred and any other class of shares ranking on a parity with the Series A Convertible Preferred upon liquidation, then the holders of the Series A Convertible Preferred and any such other class of shares will share ratably in any distribution of assets in proportion to the full respective distributable amounts to which they are entitled.


         No underwriters were engaged in connection with the issuance of securities in any of the foregoing transactions. Unless otherwise stated, all of the foregoing offers and sales of securities were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering, including Regulation D under the Securities Act. Issuance of options to employees, officers and directors of the Company were made pursuant to Rule 701 under the Securities Act.


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


         On October 10, 2001, the Company closed the offering. On November 8, 2001, the Company filed Post-effective Amendment No. 2 to the Registration Statement to terminate the Registration Statement and to deregister all shares of common stock registered pursuant to the Registration Statement but not sold pursuant to the Registration Statement.


         The results of the offering were as follows:

o A total of 2,387,697 shares were originally sold in the offering at a price of $0.75 per share for cash, services and subscriptions receivable.

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

o Proceeds to the Company were expected to be approximately $1,664,000, net of offering costs. Subsequent to the offering a total of approximately $966,000 in subscriptions receivable were written off.


         A significant portion of the proceeds in the offering were subscriptions receivable, consisting of promissory notes. Of these subscriptions receivable, approximately $717,600 was received in connection with the sale of approximately 957,000 shares of common stock to relatives of the Company's president and CEO. The subscriptions had a due date of June 30, 2002. Due to the declining market prices of the common stock, a substantial portion of those notes remains unpaid at December 31, 2002. Consequently, the Company has determined that approximately $48,500 of these receivables remains collectible. The Company has cancelled 246,666 shares of common stock originally issued upon receipt of the impaired portion of the subscriptions receivable. The remaining subscriptions receivable are now due between August 15, 2008 and November 1, 2010, including interest at the rate of 8% per annum. See, "Item 12. Certain Relationships and Related Transactions."


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


Outlook


         Cash requirements through the end of 2003 will vary based upon a number of factors including, but not limited to, increased market development activities, additional personnel, travel, and other expenses related to projected growth. In the future, the Company may consider additional financing methods, such as the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders. The Company expects that additional cash funding will be needed during 2003.


         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company does not anticipate any material capital expenditures in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet the needs of the Company during that period.


         An in-house team of respected, results-oriented marketing, sales, product development, and operations professionals has been assembled and developed by the Company, and product innovation is emphasized in pursuing the Company's business strategy.


Critical Accounting Policies


         In Note #2 to the financial statements attached to this Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and the Company's financial position. In all material respects, the accounting principles utilized by the Company conform with accounting principles generally accepted in the United States of America.


         The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.


         With respect to concentration of credit risk, inventory, revenue recognition, stock-based compensation, and impairment of long-lived assets, and the use of estimates, the Company applies the following critical accounting policies in the preparation of its financial statements:

o Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

o Inventory. Inventory is stated at the lower of cost or market and is valued on an average cost basis. The inventory consists entirely of finished goods.

o Revenue Recognition. Revenue is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

o Stock-based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements on options issued to employees, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

o Impairment of Long-lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.


Results of Operations


Year ended December 31, 2002, compared to the year ended December 31, 2001


         During the year ended December 31, 2002, the Company had net sales of $3,572,817 reflecting a decrease of $353,179, or 9.0%, compared to net sales of $3,925,996 for 2001. Net sales in both years were derived from the sale of products. This decrease was due primarily to a $937,910 decrease in sales of the Company's hardware division, partially offset by a $585,067 increase in sales of the outdoor products division. The Company believes that the decrease in hardware sales is mainly attributable to product lifecycles, particularly the 13-in-1 screwdriver, which saw declining sales in 2002, which were partially offset by an increase in sales of the Ultra Socket and expandable levels. The Company's results of operations have also been adversely affected by a downturn in general economic conditions affecting its primary customers in the United States.

         Cost of goods sold decreased $192,496 or 8.7% from $2,217,362 for the year ended December 31, 2001, to $2,024,866 for 2002. This decrease was due primarily to lower sales in 2002. Gross profit decreased $160,683 or 9.4% from $1,708,634 for the year ended December 31, 2001 to $1,547,951 in 2002. Gross margin percentages decreased from 44% for the year ended December 31, 2001 to 43.3% in 2002, primarily as a result of the shift in sales mix from higher margin hardware to lower margin sporting goods products.


         Selling, general, and administrative expenses were $3,552,528 and $2,315,353 for the years ended December 31, 2002 and 2001, respectively, representing an increase of $1,237,175 or approximately 53.4%. The increase over the prior year is due primarily to increased expenses related to professional and consulting fees, which were $1,982,259 and $484,948 for the years ended December 31, 2002 and 2001, respectively, representing an increase of $1,497,311. Professional and consulting fees of $1,756,811 were paid in the form of equity, including options valued at $155,227, which were not exercised and which have since expired. The professional fees relate largely to investor relations, mergers and acquisitions advisory fees and the costs associated with the restructuring during the fourth quarter. By and large, these activities are not required to support the sourcing and distribution of the Company's products or other of its operations. The Company intends to substantially reduce spending on professional services in 2003.


         NEBO's resulting operating loss widened from $606,719 in 2001 to $2,004,577 in 2002. Interest expense was $291,433 and $609,328 for the years ended December 31, 2002 and 2001, respectively. This represents a decrease of $317,895 or 52.1% and is due primarily to the reduced availability on the line of credit for the year ended December 31, 2002, compared to 2001, the shift from borrowing against receivables to the sale of receivables under a factoring arrangement with the costs reflected as "loss on sales of receivables, as well as the result of lower rates of interest negotiated with creditors in the third and fourth quarters of 2002.


         The Company had a net loss for the year ended December 31, 2002 of $2,391,958 or approximately $0.14 per share, compared to a net loss of $1,240,455, or approximately $0.11 per share in 2001. This increase in net loss is mainly attributable to the higher professional and consulting fees previously discussed, which were paid primarily with the issuance of equity securities rather than cash, and that are expected to be reduced substantially in 2003.


Liquidity and Capital Resources


         The Company had cash of $77,712 at December 31, 2002, compared to cash of $50,793 at December 31, 2001. The working capital deficit as of December 31, 2002, of $926,757, was virtually unchanged from the working capital deficit of $922,076 at December 31, 2001. As of December 31, 2001, the Company had total short-term debt and current portion of long-term debt of $681,290. At December 31, 2002, short-term and current portion of long-term debt totaled $655,053 and bore interest at rates ranging from 5% to 24% per year. Long-term debt obligations to unrelated parties at December 31, 2002, excluding current maturities, totaled $471,704. This debt bears interest at rates ranging from 5% to 24%. Long-term debt to related parties at December 31, 2002, excluding current maturities, totaled $213,442. This debt bears interest at rates of 10.75% to 15%. Included in current maturities of long-term debt is $81,922, which bears interest at 6% to 24%. During the year ended December 31, 2002, the Company refinanced or renegotiated and extended obligations totaling approximately $461,000.


         The Company had an accumulated deficit of $5,696,230 at December 31, 2002, compared to a deficit of $3,304,272 at December 31, 2001. This deficit is attributed to accumulated losses since inception.


         Historically, the Company has financed operations principally through loans, sales of equity and debt securities, and product sales. The Company's operating activities used $717,905 in cash during the year ended December 31, 2002. Decreased cash flow was the result primarily of lower sales and margins and a reduction in accounts payable.


         On November 9, 2001, the Company finalized an agreement with Summit Financial Resources, LLP ("Summit") pursuant to which the Company repaid in full a loan with Wells Fargo. The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for the accounts receivable component and the prime rate plus 5% on the inventory component. The Company requires additional financing. There is no assurance that such financing will be available to the Company. At December 31, 2002, the balance outstanding on the loan with Summit was $243,890 after adjustment for that portion of receivables for which title had been transferred to Summit under the agreement. The Company has also negotiated a $300,000 line of credit with a relative of an officer of the Company to facilitate the cash flow requirements of letter of credit payments to some vendors. At December 31, 2002, the balance outstanding on this line of credit was $281,451. Of the remaining balance on the line of credit at December 31, 2002, $18,549 was reserved for the settlement of issued letters of credit. In the future, the Company may consider additional financing methods, such as the issuance of equity or debt securities, including debt securities convertible into equity securities, all of which may result in substantial dilution to stockholders.


         The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock, reducing debt and attaining future profitable operations. Management's plans include expanding market share through the introduction of new products, whether developed internally or through acquisition and obtaining equity financing through the sale of its common stock. However, there can be no assurance the Company will continue as a going concern.


         The following chart includes principal balances and interest rates applicable to short-term and long-term borrowings as of December 31, 2001 and December 31, 2002.


                                                                                         12.00%     15.00%   19.00%    Prime
                                                                                         -------    -------  -------   -----
                         6.00% to                                             5.00% to   and        to       to        plus 4%
                         ---------                                            ---------  ----       ---      ---       -------
 Debt as of     2.90%      8.00%    10.75%     12.00%     15.00%     18.00%    24.00%     24.00%    24.00%    24.00%   to 6.5%
 ----------     -----      -----    ------     ------     ------     ------    ------     ------    ------    ------   -------
   12/31/2001  $     -   $      -   $5,844   $1,118,576  $202,207   $221,000  $     -    $      -   $    -   $57,506   $ 143,836

   12/31/2002  $36,065   $333,898   $5,359   $        -  $208,083   $ 56,317  $127,346   $281,451   $47,790  $     -   $ 243,890

          During the year ended December 31, 2002, the Company refinanced several loan agreements to resolve or cure defaults. Also at December 31, 2002, the Company was in default under two notes totaling $45,000. See, "Item 3. Legal Proceedings" at page 12.


Recent Developments


         After the year ended December 31, 2002, specifically on March 15, 2003, the Company entered into a revised promissory note payable by KC Holmes for the $17,500 balance owing on the subscription receivable executed by XKX, LLC. The note provides for increasing payments of principal and interest at 8% per annum over 5 1/2 years. Mr. Holmes is the brother of the Company's president.


         In addition, on February 1, 2003, the Company entered into a revised promissory note payable by Mendelssohn, LLC for the $31,000 balance owing on its subscription receivable. The note provides for increasing payments of principal and interest at an annual rate of 8% payable over 7 1/2 years.


Recent Accounting Pronouncements


         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations, financial position or liquidity.


         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company adopted the provisions of this statement on January 1, 2002. Management does not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or liquidity.


         In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.


         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the Company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.


         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or results of operations.


         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.


         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.


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


If the Company is to continue to be competitive, it will need to retain key personnel.


          The Company's future success depends significantly on the continued service of senior management. The familiarity of these individuals with the industry makes them especially critical to the Company's success. The loss of the services of one or more of the Company's key employees could have a material adverse effect on its business. The Company does not currently have key man insurance on any of its employees. The Company's future success also depends on its ability to attract and retain highly qualified design, technical, sales, marketing, customer service, and management personnel. Competition for these personnel is intense, and the Company cannot guarantee that it will be able to attract or retain a sufficient number of highly qualified employees in the future. The lack of qualified management personnel could limit the Company's ability to grow the business and may limit its ability to effectively compete in certain markets.


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

In 2002, a significant portion of the Company's net sales were to large customers. The loss of any one of these customers could materially and adversely affect the Company's business, results of operations and financial condition.


         During 2002 sales in the outdoor division outpaced sales in the hardware division. In 2002, outdoor division customer Gander Mountain was the Company's leading customer. Sales to this customer totaled approximately $619,499 (approximately 17% of net sales). Sportsman's Warehouse was second in sales with approximately $438,091 (approximately 12% of net sales). The Sportsman's Guide was third in 2002 sales with approximately $345,481 (approximately 10% of net sales). The Company does not have written contracts or other agreements with these or other customers that would require them to continue to do business with the Company. Therefore, they are free to choose at will among suppliers of products like those sold by the Company. The loss of any of these customers could materially and adversely affect the Company's business, results of operations and financial condition.


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


         Although the Company has had success with several of its products, future products may not be accepted in the market. For the Company to be profitable, retail customers must accept its products as beneficial and worthwhile. Market acceptance will require substantial education about the benefits of the Company's products. If consumers do not accept the Company's products or acceptance takes a long time, revenues and profits will be reduced. The Company can provide no assurance that there will be a favorable market for its products or that it will realize a profitable rate of return.


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


         Substantially all of the Company's products are manufactured by contract manufacturers in China, Taiwan, and India. These countries are in regions that are prone to natural disasters, including the risk of earthquakes due to the proximity of major earthquake fault lines. In September 1999, major earthquakes in Taiwan affected the facilities of the Company's manufacturers, causing power and communications outages and disruptions that impaired production capacity. In early 2001, a major earthquake caused significant damage and loss of life in India. In 2003, the PRC was the location of an outbreak of a new deadly disease known as severe acute respiratory syndrome (SARS). The spread of SARS has been rapid and is reaching epidemic proportions. The occurrence of an earthquake, epidemic or other natural disaster in these countries could result in the disruption of work at the Company's manufacturing facilities, which could cause significant delays in the production or shipment of products until the Company is able to shift production to different facilities or arrange for third parties to manufacture its products. The Company may not be able to obtain alternate capacity on favorable terms or at all.


The Company may experience adverse economic risks associated with the terrorist attacks of September 11, 2001 and subsequent counter terrorism initiatives.


         The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to have had an adverse effect on business, financial and general economic conditions in the United States. These conditions have continued through the year ended December 31, 2002. In addition, the war in Iraq that commenced in March 2003 and the outbreak of the SARS epidemic in Asia in the first quarter of 2003 have adversely affected international markets, including travel and transportation. These effects also appear, in turn, to have had an adverse effect on our business and on the results of our operations, as orders for products have not returned to pre-September 11, 2001 levels. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.


The Company's business is subject to risks related to importing products through ports that may be associated with labor problems, which could result in its inability to meet manufacturing requirements or delivery deadlines for products and cause the Company to lose market share.


         The Company's operations have also apparently been adversely affected by the labor problems experienced at ports on the west coast of the United States, through which most of its products are shipped or received. Future lockouts or work slow-downs could affect the timely delivery of our products, which could negatively impact our sales.


Item 7.  Financial Statements

         The Company's audited financial statements and associated notes are included and set forth on pages F-1 through F-25 of this report.


                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


         The executive officers and directors of NEBO, as well as employees expected by the Company to make a significant contribution to its business were as follows as of March 31, 2003:

         Name, Age              Office

         Scott Holmes, 36       Director, President, CEO
         Jerry Mika, 38         Vice President Sales
         John Larsen, 37        Vice President Marketing and Product Development


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


         Mr. John Larsen joined the Company on March 28, 2002, as Vice President Marketing and Product Development. From June 1994 to March 2002, he was employed with Aetna, Inc. in Dallas, Texas and Tulsa, Oklahoma. His most recent position after several promotions was Network Manager & Director of Provider Relations in the Tulsa office. He gained international business experience working from 1988 to 1991 for Teiki Kanko, Inc., a Los Angeles-based tourism company. Mr. Larsen holds an MBA degree from Texas Tech University and a BA degree in Japanese Literature from Brigham Young University.


Compliance With Section 16(a) of the Exchange Act


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


The Board of Directors


         Directors hold office until the next annual meeting of the shareholders and until their successors have been elected or appointed and duly qualified. Executive officers are elected by the board of directors and hold office until their successors are elected or appointed and duly qualified. Vacancies on the board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the board, with such new director serving the remainder of the term or until his successor shall be elected and qualify. The Company had one director at December 31, 2002.


Meetings and Committees


         There were four regular meetings of the board of directors held during the year ended December 31, 2002. No director attended fewer than 75 percent of the meetings during the fiscal year. The board also acted during 2002 by unanimous written consent in lieu of a meeting, as permitted by Utah law and the Company's bylaws. Utah law requires the Company to have a minimum of three directors. The Company intends to appoint directors to fill the vacancies currently existing on the board during the next six months. Because it has only one director at this time, the board has no audit committee and no independent directors. The Company has not yet adopted a code of ethics for its executive officers, but intends to do so during 2003.


Remuneration


         As of December 31, 2002, the Company has only one director, R. Scott Holmes, who also serves as the Company's Chief Executive Officer and President. While he is compensated for his role as CEO as disclosed in Item 10 of this report, Mr. Holmes receives no additional compensation for his services as director of the Company. No policy has been established regarding the compensation of any independent directors who may join the Company in the future.

Item 10.     Executive Compensation


         The following table sets forth the compensation paid in each of the past three fiscal years to the only individual who served as the Company's chief executive officer during the year ended December 31, 2002 (the "Named Executive Officer"). None of the Company's executive officers or key employees is paid more than $100,000 annually.


                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                       Awards

                                                          Annual Compensation

       Name and                                                                  Other Annual        Securities
      Principal                             Salary              Bonus            Compensation        Underlying
       Position             Year              ($)                ($)               ($) (1)           Options (#)

Scott Holmes, CEO           2002            $96,000              $0                 $ 840                 0
                            2001            $96,000              $0                 $1,427                0
                            2000            $96,000              $0                 $1,164                0

(1) Includes approximate amount of employer matching contribution to 401(k) plan.


Employment Agreements


         In August 2002, the Company entered into an employment agreement with
R. Scott Holmes, its president and CEO. The term of the agreement provides for an annual salary of $96,000, participation in employee benefit plans and severance pay. The agreement expires August 20, 2007, subject to termination by the Company. If employment is terminated by the Company without cause prior to the expiration of the term and prior to repayment of any debt or obligation of the Company personally guaranteed by the officer or the removal of the officer from personal liability under such a guarantee, the Company is obligated to continue payment of the salary and other benefits provided for under the Agreement through the shorter of the remainder of the unexpired term of the agreement or such date as the release of personal liability is obtained as described above. If terminated by the Company prior to the expiration date without cause but after repayment of the guaranteed debt or release of the officer from personal liability under all such guarantees, the Company must pay the officer his salary and benefits required by the agreement for a period of 12 months following the date of termination; provided, however, that if during such 12-month period the market price of the company's common stock exceeds $1.00 per share, no additional payment shall be required to be made to the officer. The officer is bound by covenants against solicitation of employees or customers of the Company and against competing with the company during the term of the agreement and for a period of one year following the termination of employment or expiration of the agreement. The employee is also subject to restrictions on the use of employee inventions and Company proprietary and confidential data and information. A copy of the agreement is filed as an exhibit to this annual report on Form 10-KSB.


Stock Option Plan


         Effective January 1, 2001, the board of directors adopted a Stock Option Plan. The shareholders of the Company have not yet approved the Plan. The Plan authorizes the granting of awards of up to 7,000,000 shares of voting common stock to key employees, officers, directors, consultants, advisors, and sales representatives. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under
Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights, and other stock-based awards, as described in the Plan. Incentive stock options granted under the Plan may not be exercisable after the expiration of five years after the grant date and any non-qualified stock options granted under the Plan may have an exercise date that is more than ten years after the grant date.

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


         The following table contains certain information, including the fiscal year-end value of unexercised stock options held by the Named Executive Officer of the Company as of December 31, 2002.

                                                  Number of
                                                  Securities      Value of
                                                  Underlying     Unexercised
                                                  Unexercised    In the-Money
                                                    Options       Options At
                                                 12/31/2002 (#) 12/31/2002 ($)
                Shares Acquired  Value Realized   Exercisable/   Exercisable/
Name            on Exercise (#)      ($)         Unexercisable   Unexercisable
--------------  ---------------  --------------  --------------  ---------------
Scott Holmes                -     $          -    90,000/70,000       n/a

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


         The following table sets forth information as of December 31, 2002 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under those plans.

                Number of Securities      Weighted-Average       Number of Securities Remaining
                Issued Upon Exercise       Exercise Price      Available for Fuiture Issuance Under
                Outstanding Options      Outstanding Option    Equity Compensation Plans (Excluding
Plan Category   Warrants and Rights      Warrants and Rights    Securities Reflected in Column A)

2001 Stock
Option Plan          1,338,000                 $0.65                        None
                ---------------------    -------------------   ------------------------------------
Total                1,338,000                 $0.65                        None



        During the year ended December 31, 2002, the Company granted options to purchase a total of 7,211,692 shares under the 2001 Stock Option Plan (the "Plan") to 18 option and warrant holders as follows:

o        100,000 shares at an exercise price of $0.70 per share

o        4,546,962 shares at an exercise price of $0.00 per share

o        110,000 shares at an exercise price of $0.50 per share

o        220,000 shares at an exercise price of $0.35 per share

o        200,000 shares at an exercise price of $0.23 per share

o        800,000 shares at an exercise price of $0.60 per share

o        1,090,000 shares at an exercise price of $0.10 per share

o        65,000 shares at an exercise price of $0.20 per share

o        30,000 shares at an exercise price of $0.55 per share, and

o        50,000 shares at an exercise price of $0.50 per share.


         These options and warrants vest over periods ranging from immediately to four years from the date of grant. At December 31, 2002, the Company had granted 504,692 options in excess of the number of shares registered under the Plan. Options for the purchase of 974,500 shares expired during 2002.


         In addition, during 2002, the Company issued warrants to certain creditors for the purchase of 1,278,189 shares of common stock at prices ranging between $0.20 per share and $0.55 per share. These warrants expire on various dates between October 2005 and October 2012.


         The following table sets forth information with respect to the beneficial ownership of the Company's voting securities as of March 31, 2003 by
 (1) each person, or group of affiliated persons, who is known by the Company to own beneficially more than five percent of the voting securities; (2) each director; (3) each executive officer; and (4) all directors and executive officers as a group. Unless otherwise noted, the address of each beneficial owner listed below is c/o the Company at its corporate offices.


                                                                               Percentage
                                                                                of Shares
Name of Shareholder                                 Number of Shares (1)        Owned (2)
-------------------                                 --------------------        ---------

5% or more Shareholders:

Durham Jones & Pinegar
111 East Broadway, Suite 900
Salt Lake City, UT 84111                                  1,500,000(3)            5.5%

Jason Crowe                                               1,500,000(4)            5.5%
1201 S.W. 12th Avenue, Suite 222
Portland, Oregon 97205

Officers and Directors

Scott Holmes                                              2,009,800(5)            7.3%
Jerry Mika                                                   93,750(6)              *
John Larsen                                                  76,000(7)              *

All directors and officers as a group (3 Persons)         2,179,550               7.9%


* Less than one percent.

(1) Based on a total of 21,777,741shares of common stock and 5,521,565 shares of voting convertible preferred stock outstanding at March 31, 2003.

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

(3) All shares indicated are common shares. Excludes 2,000,000 shares pledged by the Company as security for a note payable to this shareholder, the voting rights to which have been retained by the Company; subject, however, to vesting in the shareholder upon the default of the Company under the note.

(4) Includes 1,000,000 convertible preferred shares and 500,000 common shares.

(5) Includes 1,919,800 common shares and options to purchase 90,000 common shares that are or become exercisable within 60 days of the date of this report. Excludes 2,000,000 shares for which the shareholder exercises sole voting power pursuant to a pledge and security agreement and secured promissory note. See footnote (3) above.

(6) Includes 75,000 common shares and options to purchase 18,750 common shares that are or become exercisable within 60 days of the date of this report.


(7) Includes 31,000 common shares and options to purchase 45,000 shares that are or become exercisable within 60 days of the date of this report.


Item 12.  Certain Relationships and Related Transactions


2001


         On August 21, 2001, the Company sold land for $20,800 to the Company's president, Scott Holmes under a written sale agreement and promissory note, payable upon demand. The Company has the right to repurchase the property from Mr. Holmes at any time by cancellation of the promissory note. Mr. Holmes used the property to borrow $27,000 which was advanced to the company. If the Company repays the bank loan directly to the bank, Mr. Holmes is required to reconvey the property to the Company. The Company intends to reacquire the property and is currently making payments directly to the bank. The loan bears interest at prime plus 4.5% and matures on September 1, 2016.


         Also, the Company issued 226,285 shares of common stock in exchange for a reduction of debt and accrued interest of $169,714 payable to former affiliates; of which 29,749 shares were issued to Steve Holmes, the brother of the Company's president, for debt and accrued interest totaling $22,312.


         The Company entered into a line of credit arrangement with Jeff Holmes, the brother of the Company's president, pursuant to which the lender agreed to provide up to $300,000 to facilitate the opening of letters of credit for the purpose of purchasing product from the Company's suppliers.


2002


         During the year ended December 31, 2002, the Company cancelled subscriptions receivable of $488,151 to purchase approximately 650,867 shares of the Companies' common stock due from relatives of the Company's President and an employee of the Company as follows (all shares had been previously issued to these shareholders in 2001 and have since been cancelled):

o Jeff Holmes, the brother of the president/CEO, $57,585 for the purchase of 76,780 shares

o Jo Land and Cattle, owned by Kara Jo Holmes, sister-in-law of the Company's president/CEO, $304,680 to purchase 406,240 shares owed by an entity owned or controlled by Mrs. Holmes

o Sam Bushman, an employee of the Company, $125,886 to purchase 167,847 shares owed by Mr. Bushman and entities owned or controlled by Mr. Bushman.


         The Company continues to maintain the line of credit arrangement with Jeff Holmes, the brother of the Company's President under which the Company may borrow a maximum of $300,000 at 12% (24% on advances on letters of credit outstanding over 90 days). At December 31, 2002, the line of credit had a balance of $281,451, which is due November 2003. The remaining amount available under the line of credit totaling $18,549 is reserved for outstanding letters of credit.


         At December 31, 2002, the Company had a note payable to the President totaling $208,083. The unsecured note payable is due January 2005 with interest at 15% per annum.

         During the year ended December 31, 2002, Jeff Holmes, the brother of the Company's president/CEO, received 500,000 shares of Series A Convertible Preferred stock in exchange for the cancellation of 76,780 common shares and canceling notes payable and accrued interest due to him totaling approximately $66,000.


Item 13.  Exhibits and Reports on Form 8-K


         The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.


Exhibit #         Description

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Amendment to Articles of Incorporation (2)
3.4               Bylaws (1)
4.1               Specimen of Common Stock Certificate (1)
4.2               Form of Employee Incentive Stock Option Agreement (3)
10.1              Credit and Security Agreement dated September 1, 2000 with
                  Wells Fargo (1)
10.2              First Amendment dated July 26, 2000 to Credit and Security
                  Agreement (1)
10.3 Second Amendment dated September 20, 2000 to Credit and Security Agreement (1)
10.4              Third Amendment dated November 22, 2000 to Credit and Security
                  Agreement (1)
10.5              Lease for Draper, Utah corporate offices and warehouse
                  facility (1)
10.6              Exclusive Agreement for Manufacture of 13-in-1 (1)
10.7              SK Management Trust Note (1)
10.8              Feather River Trust Note (1)
10.9              Meyers Note (1)
10.10             Christensen Note (1)
10.11             Branch Note (1)
10.12             S&L Family Trust Note and Agreement (1)
10.13             New SK Management Trust Note dated September 30, 2001 (2)
10.14             New Branch Note dated September 1, 2001 (2)
10.15             New Meyers Note dated September 1, 2001 (2)
10.16             New Feather River Trust Note dated September 4, 2001 (2)
10.17             New S&L Family Trust Note dated September 30, 2001 (2)
10.18             Set-Off  and  Release  Agreement  between  NEBO Products, Inc.
                  and Pete Chandler dated as of December 28, 2001 filed
                  herewith (4)
10.19             Set-Off and Release  Agreement  between  NEBO  Products,  Inc.
                  and Suzanne Heaton dated as of December 28, 2001 filed herewith (4)
10.20             Set-Off and Release Agreement  between NEBO Products,  Inc.
                  and Rodger Smith dated as of December  28, 2001 filed
                  herewith (4)
10.21             Management Agreement dated September 20, 2002 (5)
10.22             Termination Agreement dated October 17, 2002 (6)
10.23             Press Release of October 18, 2002 (6)
10.24.1.1         Press Release of November 14, 2002 (7)
10.24.1.2         Press Release of November 26, 2002 (7)
10.25 Employment Agreement dated August 21, 2002, between the Company and its president/CEO
10.26             Secured promissory note payable to Durham Jones & Pinegar
99.1              2001 Stock Option Plan (1)
99.2              Certification under Sarbanes-Oxley Act
        -------------------

(1) Incorporated by reference to the same-numbered exhibit to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on March 5, 2001.

(2) Incorporated by reference to the same-numbered exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

(3) Incorporated by reference to the same-numbered exhibit to the Company's report on Form S-8 filed with the Securities and Exchange Commission on January 18, 2002.

(4) Incorporated by reference to the same-numbered exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission.

(5) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.

(6) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(7) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2002.


(b)      Reports on Form 8-K


         During the fourth quarter of 2002, specifically on October 17, 2002, the Company filed a Current Report on Form 8-K to report the termination of the proposed acquisition of Naviset Holding Corp. In addition, on November 26, 2002, the Company filed a Current Report on Form 8-K to report the conversion of certain debt and contingent liabilities in exchange for shares of the Company's Series A Convertible Preferred Stock.


Item 14.    Controls and Procedures

         Our Chief Executive Officer and Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. These officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEBO Products, Inc.


                                  By:   /s/ Scott Holmes
                                       --------------------------------------
                                          Scott Holmes, Chief Executive Officer

                                  Dated:   April 15, 2003
                                         -------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name and Title                                  Date


/s/ Scott Holmes                                              April 15, 2003
-----------------------------------------------------         ------------------
Scott Holmes
Chief Executive Officer (Principal Executive Officer),
President and Director



/s/ Paul Larsen                                               April 15, 2003
-----------------------------------------------------         ------------------
Paul Larsen
Controller
(Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Scott Holmes, certify that:

1.                I have reviewed this annual report on Form 10-KSB of NEBO
                  Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Scott Holmes
Scott Holmes, Chief Executive Officer

I, Paul Larsen, certify that:

1.                I have reviewed this annual report on Form 10-KSB of NEBO
                  Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Paul Larsen
-----------------------------------------------------
Paul Larsen, Principal Accounting and Financial Officer

                                 NEBO PRODUCTS


                              Financial Statements
                           December 31, 2002 and 2001

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


Statement of cash flows                                                   F-5


Notes to financial statements                                             F-6

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NEBO Products, Inc.


We have audited the accompanying balance sheet of NEBO Products, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEBO Products, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ TANNER + CO.



Salt Lake City, Utah
March 7, 2003

                                                             NEBO PRODUCTS, INC.
                                                                   Balance Sheet

                                                               December 31, 2002
--------------------------------------------------------------------------------




             Assets

Current assets:
     Cash                                                                             $            77,712
     Accounts receivable, net                                                                      60,759
     Inventory                                                                                    399,857
     Other current assets                                                                          30,060
                                                                                      --------------------

               Total current assets
                                                                                                  568,388

Property and equipment, net                                                                       152,205
Intangibles, net                                                                                  125,735
                                                                                      --------------------

                                                                                      $           846,328
                                                                                      --------------------

----------------------------------------------------------------------------------------------------------

             Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                 $           606,237
     Accrued liabilities                                                                          233,855
     Short-term notes payable                                                                     291,680
     Current portion of long-term debt - related party                                            281,451
     Current portion of long-term debt                                                             81,922
                                                                                      --------------------

               Total current liabilities                                                        1,495,145

Long-term debt                                                                                    471,704
Long-term debt - related party                                                                    213,442
                                                                                      --------------------

               Total liabilities                                                                2,180,291
                                                                                      --------------------

Commitments and contingencies                                                                           -

Redeemable convertible preferred stock                                                             62,803

Stockholders' deficit:
     Convertible preferred stock, no par value: stated value $.20 (Series A):
         100,000,000 shares authorized; 5,207,553 issued and outstanding with
         liquidation preference of $1,041,510                                                   1,041,510
     Common stock, no par value, voting; 100,000,000 shares
       authorized, 19,627,471 issued and outstanding                                            3,306,025
     Subscriptions receivable                                                                     (48,071)
     Accumulated deficit                                                                       (5,696,230)
                                                                                      --------------------

               Total stockholders' deficit:                                                    (1,396,766)
                                                                                      --------------------

                                                                                      $           846,328
                                                                                      --------------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                             NEBO PRODUCTS, INC.
                                                          Statement of Operation

                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                                               2002              2001
                                                                         ------------------------------------

Net sales                                                                $       3,572,817    $    3,925,996
Cost of sales                                                                    2,024,866         2,217,362
                                                                         ------------------------------------

                  Gross profit                                                   1,547,951         1,708,634

Expenses:
   Selling expense                                                                 618,322           755,686
   General and administrative expenses:
      Payroll and related expenses                                                 470,308           488,997
      Professional fees                                                          1,982,259           484,948
      Facilities expense, including depreciation                                   268,190           273,459
      Other general and administrative expenses                                    213,449           312,263
                                                                         ------------------------------------

             Total general and administrative expenses                           2,934,206         1,559,667
                                                                         ------------------------------------

             Total selling, general and
             administrative expenses                                             3,552,528         2,315,353
                                                                         ------------------------------------

                  Loss from operations                                          (2,004,577)         (606,719)
                                                                         ------------------------------------

Other income (expense):
   Interest expense                                                               (291,433)         (609,328)
   Interest income                                                                  35,488            10,202
   Loss on sale of receivables                                                    (131,436)           (6,200)
   Impairment loss on marketable securities                                              -           (28,410)
                                                                         ------------------------------------

             Total other income (expense)                                         (387,381)         (633,736)
                                                                         ------------------------------------

             Loss before benefit for income taxes                               (2,391,958)       (1,240,455)

Income taxes                                                                             -                 -
                                                                         ------------------------------------

             Net loss                                                    $      (2,391,958)   $   (1,240,455)
                                                                         ------------------------------------

Loss per common share - basic and diluted                                $           (0.14)   $        (0.11)
                                                                         ------------------------------------

Weighted average shares - basic and diluted                                     17,216,000        11,801,000
                                                                         ------------------------------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                             NEBO PRODUCTS, INC.
                                     Combined Statement of Stockholders' Deficit

                                           Year Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                                                 Accumulated
                                               Preferred Stock          Common Stock                               Other
                                          --------------------------------------------------     Subscriptions  Comprehensive
                                             Shares      Amount      Shares        Amount         Receivable        Loss
                                          ---------------------------------------------------------------------------------

Balance, January 1, 2001                            -          -     11,243,915   $  578,157   $         -            (8,670)

Issuance of common stock for:
  Cash
                                                    -          -         54,430       40,225             -                 -
  Services
                                                    -          -        335,000      251,250             -                 -
  Debt
                                                    -          -        260,280      195,210             -                 -
  Accrued interest payable
                                                    -          -         77,039       57,779             -                 -
  Subscriptions receivable, net of offering
costs                                               -          -      1,736,781    1,175,233    (1,100,922)                -

Issuance of options for interest expense
and services                                        -         -              -      123,257             -                 -

Comprehensive loss:
  Net loss
                                                    -          -              -            -             -                 -
  Decrease in unrealized loss
                                                    -          -              -            -             -             8,670
  Total comprehensive loss
                                                    -         -               -            -             -                 -
                                            ------------------------------------------------------------------------------------

Balance, December 31, 2001
                                                    -          -     13,707,445    2,421,111    (1,100,922)                -

Issuance of common stock for:
  Cash
                                                    -          -      1,620,000      284,754             -                 -
  Services
                                                    -          -      4,546,692    1,401,584             -                 -

Cash received on subscriptions receivable
                                                    -          -              -            -        86,700                 -

Issuance of options for services
                                                    -          -              -      164,727             -                 -

Preferred stock issued for debt and accrued
interest                                    4,207,553    841,510              -            -             -                 -

Preferred stock issued for services
                                            1,000,000    200,000              -            -             -                 -

Write-off of subscriptions receivable
                                                    -          -       (246,666)    (966,151)      966,151                 -

Net loss
                                                    -          -              -            -             -                 -
                                            ------------------------------------------------------------------------------------

Balance, December 31, 2002                  5,207,553 $1,041,510     19,627,471  $ 3,306,025   $   (48,071)       $        -
                                            ------------------------------------------------------------------------------------

                                                             NEBO PRODUCTS, INC.
                                     Combined Statement of Stockholders' Deficit

                                           Year Ended December 31, 2002 and 2001
                                                                       Continued
--------------------------------------------------------------------------------

                                                                  Total
                                               Accumulated      Stockholders'
                                                 Deficit          Deficit
                                            ---------------------------------

Balance, January 1, 2001                       (2,063,817)   $  (1,494,330)

Issuance of common stock for:
  Cash
                                                        -           40,225
  Services
                                                        -          251,250
  Debt
                                                        -          195,210
  Accrued interest payable
                                                        -           57,779
  Subscriptions receivable, net of offering
costs                                                   -           74,311

Issuance of options for interest expense
and services                                            -          123,257

Comprehensive loss:
  Net loss
                                               (1,240,455)      (1,240,455)
  Decrease in unrealized loss
                                                        -            8,670
  Total comprehensive loss
                                                        -       (1,231,785)
                                            -------------------------------

Balance, December 31, 2001
                                               (3,304,272)      (1,984,083)

Issuance of common stock for:
  Cash
                                                        -          284,754
  Services
                                                        -        1,401,584

Cash received on subscriptions receivable
                                                        -           86,700

Issuance of options for services
                                                        -          164,727

Preferred stock issued for debt and accrued
interest                                                -          841,510

Preferred stock issued for services
                                                        -          200,000

Write-off of subscriptions receivable
                                                        -                -

Net loss
                                               (2,391,958)      (2,391,958)
                                            -------------------------------

Balance, December 31, 2002                  $  (5,696,230)      (1,396,766)
                                            -------------------------------






--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                             NEBO PRODUCTS, INC.
                                                         Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                                            2002            2001
                                                                       --------------------------------

Cash flows from operating activities:
   Net Loss                                                            $ (2,391,958)    $   (1,240,455)

   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization expense                                 58,950             30,098

       Provision for losses on accounts receivable                           (8,367)             6,901

       Loss on sale of accounts receivable                                  131,436                  -

       Stock compensation for services and interest expense               1,601,584            251,250

       Stock option compensation for services and interest expense          164,727            123,257

       Loss on impairment of marketable securities                                -             28,410

       Proceeds from factored receivables                                 3,341,931            276,952

       Decrease (increase) in:
         Accounts receivable                                             (3,413,583)           571,916

         Inventory                                                          (47,674)           443,752
         Other assets                                                        (9,625)            14,456
       Increase (decrease) in:
         Accounts payable                                                  (208,341)           151,676
         Accrued liabilities                                                 63,015             79,889
                                                                       --------------------------------

           Net cash (used in) provided by operating activities             (717,905)           738,102
                                                                       --------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                       (8,645)            (6,367)
   Purchase of patents                                                       (3,505)                 -
                                                                       --------------------------------

           Net cash used in investing activities                            (12,150)            (6,367)
                                                                       --------------------------------

Cash flows from financing activities:
   Proceeds from long and short-term debt                                   360,818            490,249
   Principal payments on long and short-term debt                          (176,962)        (1,088,439)
   Offering costs                                                                 -           (127,353)
   Proceeds from subscriptions receivable                                   288,364                  -
   Proceeds from stock issuance                                             284,754             40,225
                                                                       --------------------------------

           Net cash provided by (used in) financing activities              756,974           (685,318)
                                                                       --------------------------------

   Net increase in cash                                                      26,919             46,417

           Cash and cash equivalents at beginning of year                    50,793              4,376
                                                                       --------------------------------

           Cash and cash equivalents at end of year                    $     77,712     $       50,793
                                                                       --------------------------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization          Description of Business
                           NEBO Products, Inc. (dba NEBO Tools and NEBO Sports) operates in the wholesale industry as a wholesale distributor of hardware and outdoor equipment. The
                           Company is located in Draper, Utah, and maintains a number of manufacturing arrangements with factories in Asia. The Company's customers consist of major retail chains and other hardware and outdoor retailers throughout the United States.


2.   Summary of            Concentration of Credit Risk
     Significant           Financial instruments which potentially subject the
     Accounting            Company to concentration of credit risk consist
     Policies              primarily of trade receivables. In the normal course
                           of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                           The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

                           The Company has substantially all of its products manufactured in Asia and is therefore at risk to the political and economic trends of those countries in receiving product. The Company has not experienced any losses as a result from activities in those countries.

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



--------------------------------------------------------------------------------
                                                                             F-6

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of            Property and Equipment
     Significant           Property  and  equipment  are recorded at cost less
     Accounting            accumulated  depreciation.  Depreciation  and
     Policies              amortization on capital leases and property and
     Continued             equipment is determined  using the  straight-line
                           method over the estimated useful lives of the assets or term of the lease. Depreciation and amortization periods are as follows:

                              Computer, equipment and software     3-5 years
                              Furniture and fixtures                10 years
                              Office and warehouse equipment         5 years
                              Leasehold improvements                 5 years


                           Intangible Assets
                           Intangible assets consist primarily of patents relating to the Company's hardware product lines which were acquired in 2002 and 2001. The patents are being amortized over the estimated life of the patent or 5 years. Total amortization expense for patents during the years ended December 31, 2002 and 2001 was $12,955 and $162.

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


--------------------------------------------------------------------------------
                                                                             F-7

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of            Earnings Per Common and Common Equivalent Share
     Significant           The computation of basic earnings per common share is
     Accounting            computed using the weighted average number of common
     Policies              shares outstanding during the year.
     Continued

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 2,614,189 and 1,267,500 shares of common stock at December 31, 2002 and 2001, respectively, at prices ranging from $.77 to $.05 per share were outstanding. At December 31, 2002, common stock equivalents would also arise from the conversion of convertible notes payable totaling $461,244 with a conversion price of $.20 per share. Common stock equivalents are not included in the diluted earnings per share calculation since their effect is anti-dilutive.

                           Stock-Based Compensation
                           The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements on options issued to employees, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company's option values been determined based on the fair value method, the results of operations would have changed to the pro forma amounts indicated below:


                                                           December 31
                                                    ----------------------------
                                                        2002           2001
                                                    ----------------------------


                           Net loss - as reported   $(2,391,958)   $ (1,240,455)


                           Deduct total stock based
                           employee compensation
                           expense determined under
                           fair value based method
                           for all awards, net of
                           related taxes               (168,060)        (76,802)
                                                    ----------------------------
                           Net loss - pro forma     $(2,560,018)   $ (1,317,257)
                                                    ----------------------------
                           Diluted loss per share -
                              as reported           $      (.14)   $       (.11)
                                                    ----------------------------
                           Diluted loss per share -
                              pro forma             $      (.15)   $       (.11)
                                                    ----------------------------

--------------------------------------------------------------------------------
                                                                             F-8

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
2.   Summary of            Stock-Based Compensation - Continued
     Significant           The fair value of each option grant is estimated on
     Accounting            the date of grant using the Black-Scholes option
     Policies              pricing model with the following assumptions:
     Continued

                              Expected dividend yield       $      -  $      -
                              Expected stock price
                                volatility                     94.14%       141%
                              Risk-free interest rate           5.25%      4.75%
                              Expected option life          3-5 years  3-5 years


                            The weighted average fair value of each option and warrant granted during 2002 and 2001 was $.15 and $.45, respectively.

                            Advertising
                            Advertising costs are expensed as incurred.
                            Advertising expense was approximately $45,000 and $19,000 for the years ended December 31, 2002 and 2001, respectively.

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

                            Use of Estimates
                            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Accordingly, actual results could differ from those estimates.

                            Reclassifications
                            Certain prior year amounts have been reclassified to conform with the current year presentation.


--------------------------------------------------------------------------------
                                                                             F-9

                                                            NEBO PROUDCUTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Going                 The  Company  has a working  capital  deficit,  a
     Concern               stockholders' deficit, and recurring net losses.  In
                           addition, the Company is in default on certain notes payable. These factors create substantial doubt about the Company's ability to continue as a going concern.
                           The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

                           Management's plans with regard to continuing as a going concern, include expanding market share through introduction of new products in order to become profitable and obtaining equity financing through sale of its common stock. However, there can be no assurance management of the Company will be successful in attaining equity financing or achieving profitability.


4.   Accounts              Accounts receivable consist of the following at
     Receivable            December 31, 2002:

                           Trade receivables                    $   104,310
                           Allowance for doubtful accounts          (43,551)
                                                                ----------------
                                                                $    60,759
                                                                ----------------

5.   Loss on               During the year ended  December 31, 2001, the Company
     Marketable            recognized an impairment loss on its investment in
     Securities            marketable  securities which constituted common stock
                           of an entity with some common shareholders. The ownership interest in the related entity was less than 5%. The securities were classified as available-for sale and had a cost of $28,410. The securities were considered impaired due to a lack of marketability and because the decrease in value was considered to be other than a temporary decrease in the value of the stock. The Company owned no securities in 2002.

--------------------------------------------------------------------------------
                                                                            F-10

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Property and          Property and equipment consists of the following at
     Equipment             December 31, 2002:

                                Computer equipment and software   $    146,662
                                Office and warehouse equipment          92,988
                                Furniture and fixtures                  30,755
                                Leasehold improvements                   4,376
                                                                  --------------
                                                                        274,781

                                 Less accumulated depreciation
                                 and amortization                      (122,576)
                                                                  --------------

                                                                  $     152,205
                                                                  --------------


7.   Short-term            The Company has the following short-term notes
     Notes                 payable at December 31, 2002:
     Payable
                           Note payable to a company, based on a lien against
                           inventory. Under the advances against inventory
                           agreement the client may receive proceeds equal to
                           60% of the cost of eligible inventory up to the
                           lessor of $250,000 or a ratio of one dollar of
                           eligible inventory to every two dollars of eligible
                           accounts receivable. Interest on loans against the
                           inventory bear interest at 5% over prime or
                           approximately 9.25% at December 31, 2002. The note is
                           secured by the receivables and inventory and is due
                           on demand.                             $     243,890


                           Notes payable to individuals, with interest ranging from 15% to 24% and principal due dates ranging from June 2001 to October 2002. Certain notes are secured by Company assets or guarantees of a related party, while others are unsecured. As of December 31, 2002 these notes were in default.
                                                                         47,790
                                                                  --------------

                                                                  $     291,680
                                                                  --------------


--------------------------------------------------------------------------------
                                                                            F-11

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Long Term             The Company has the following long-term debt as of
     Debt                  December 31, 2002:

                           Convertible notes payable to various trusts and investment groups with interest at 6% to 8%, secured by 3,000,000 shares of authorized and unissued common stock, and with aggregate monthly principal installments ranging from $4,400 to $6,000 with a balloon payment of $166,842 due October 2006. The debt is convertible into common stock at $.20 per share.
                                                                  $     333,898

                           Convertible notes payable to individuals, with interest ranging from 5% to 24% and principal of approximately $256 due monthly through December 2004, and balloon payments of $19,000 on August 2003, $3,000 December 2004, and $99,000 due November 2017.
                           The debt is convertible into common stock at $.20 per share.
                                                                        127,346

                           Note payable to GMAC, with interest at 2.9%, with payments of $700, including principal and interest due monthly. The note is secured by a vehicle and matures July 2007.
                                                                         36,065

                           Capital lease obligations (see Note 10)       56,317
                                                                  --------------

                           Total                                        553,626

                           Less current portion                         (81,922)
                                                                  --------------

                           Long-term debt                         $     471,704
                                                                  --------------


--------------------------------------------------------------------------------
                                                                            F-12

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Long Term             Future maturities of long-term debt at December 31,
     Debt                  2002 are as follows:
     Continued

                                Year                     Amount

                                2003                  $     81,922
                                2004                        74,481
                                2005                        73,528
                                2006                       219,442
                                2007                         4,858
                                Thereafter                  99,395
                                                      -------------

                                                      $    553,626
                                                      -------------

9.   Long-Term             The Company has the following related party long-term
     Debt -                debt at December 31, 2002:
     Related Party
                           Note payable to an officer of the Company with
                           interest at 15%, principal due January 2005,
                           unsecured
                                                                  $     208,083

                           Revolving line-of-credit to a relative of an officer of the Company with a borrowing limit of $300,000. The line-of-credit bears interest at 12% (24% for advances on letters of credit outstanding over 90 days), is secured by assets of the Company and is due November 2003. The remaining balance available on the line of credit at December 31, 2002, of $18,549 is reserved for outstanding letters of credit.

                                                                        281,451


                           Note payable to a former officer with interest at 10.75%, unsecured and principal due September 2016.

                                                                          5,359
                                                                  --------------

                           Total                                        494,893

                           Less current portion                        (281,451)

                           Long-term related party debt           $     213,442
                                                                  --------------

--------------------------------------------------------------------------------
                                                                            F-13

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Long-Term             Future maturities of long-term debt at December 31,
     Debt -                2002 are as follows:
     Related Party
     Continued

                                Year                  Amount

                                2003                $      281,451
                                2004                             -
                                2005                       208,083
                                2006                             -
                                2007                             -
                                Thereafter                   5,359
                                                    ---------------

                                                    $      494,893
                                                    ---------------


10.  Capital Lease         The  Company leases equipment and software under
     Obligation            non-cancelable lease agreements.  The leases provide
                           the Company the option to purchase the equipment at the end of the initial lease term. The equipment and software under capital lease is included in property and equipment at a cost of $71,117 and accumulated depreciation of approximately $17,200 at December 31, 2002.

                           Depreciation expense for the equipment under capital lease for the years ended 2002 and 2001 was approximately $14,500 and $2,700, respectively. The leases have imputed interest rates ranging from 15.3% to 18% and are payable in equal monthly installments through December 2005 as follows:

                                Year                    Amount


                                2003                $       29,081
                                2004                        20,156
                                2005                        19,321
                                                    --------------

                                                            68,558
                           Less interest                   (12,241)
                                                    ---------------

                           Present value of future
                           minimum lease payments   $       56,317
                                                    ---------------



--------------------------------------------------------------------------------
                                                                            F-14

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Income Taxes          The benefit for income taxes is different than
                           amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                           Years Ended
                                                           December 31
                                                    ----------------------------
                                                        2002          2001
                                                    ----------------------------
                           Income tax benefit at
                           statutory rate           $    892,000   $    463,000
                           Other                          (2,000)       (18,000)
                           Change in valuation
                           allowance                    (890,000)      (445,000)
                                                    ----------------------------
                                                    $          -   $          -
                                                    ----------------------------

                           Deferred tax assets (liabilities) are comprised of the following as of December 31, 2002:


                                                                       2002
                                                                   -------------

                           Net operating loss carry-forwards       $  1,486,000
                           Allowance for doubtful accounts               16,000
                           Compensated absences                           6,000
                           Depreciation and amortization                (22,000)
                           Contribution carry-forward                     2,000
                           Valuation allowance                       (1,488,000)
                                                                   -------------
                                                                   $           -
                                                                   -------------

                           At December 31, 2002, the Company has net operating loss carry-forwards available to offset future taxable income of approximately $3,985,000, which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.



--------------------------------------------------------------------------------
                                                                            F-15

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Convertible           The Company has issued Series A Convertible Preferred
     Preferred             Stock (Series A) which consist of  20,000,000  shares
     Stock                 of the authorized and unissued shares of the
                           Company's Preferred Stock, no par value per share and a stated value per share of $.20. Holders of Series A are entitled to receive a dividend out of any of the Company's assets legally available, prior to any declaration or payment of any dividend on the Company's Common Stock at a rate of 6% of the stated value of Series A. Dividends are fully cumulative.
                           At December 31, 2002, dividends in arrears totaled approximately $5,500.

                           Series A shares include voting rights at one vote per share and have a liquidation preference of $.20 per share plus all accrued and unpaid dividends. Holders have the right to convert Series A in an amount determined by dividing the original purchase price paid per share of Series A ($.20 at December 31, 2002) by the conversion price, which is equal to the original price paid per share adjusted for stock dividends, stock splits, stock combinations, distributions, or re-capitalizations.


13.  Redeemable            The Company issued 314,013 shares of Series A
     Convertible           convertible  preferred stock with  a  mandatory
     Preferred             redeemable obligation at $.20 per share.  On November
     Stock                 1, 2003, 62,365 shares are required to be redeemed
                           and on November 1, 2004, 251,648 shares are required to be redeemed. The total obligation to the Company at December 31, 2002 is $62,803. The redeemable stock has a liquidation reference of $62,803 and all other terms are identical to that of Series A Stock convertible preferred stock.


14.  Stock Options         The Company has a stock option plan (the Option
     and Warrants          Plan),  which allows a maximum of  7,000,000 options
                           to be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option
                           Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed 5 years.


--------------------------------------------------------------------------------
                                                                            F-16

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Stock Options         Information regarding stock options and warrants is
     and Warrants          summarized below:
     Continued


                                                     Number of
                                                      Options
                                                        and          Price Per
                                                     Warrants          Share
                                                    ----------------------------

                           Outstanding at January
                           1, 2001                             -   $          -
                              Granted                  1,487,000       .60 -.77
                              Expired or forfeited      (219,500)      .70 -.77

                           December 31, 2001           1,267,500       .60 -.77
                              Granted                  3,943,189       .05 -.70
                              Expired or forfeited      (974,500)      .60 -.75
                              Exercised               (1,620,000)      .10 -.50
                                                    ----------------------------

                           Outstanding at December
                           31, 2002                    2,616,189   $   .77 -.05
                                                    ----------------------------


                           The following table summarizes information about stock options and warrants outstanding at December 31, 2002:



                                          Outstanding                                  Exercisable
                                 -----------------------------------------     ----------------------------

                  ---------------- -------------- -------------- ------------- -------------- --------------
                                                    Weighted
                                                     Average
                                                    Remaining      Weighted                     Weighted
                                                   Contractual     Average                       Average
                      Range of        Number          Life         Exercise       Number        Exercise
                   Exercise Prices  Outstanding      (Years)        Price       Exercisable       Price
                  ---------------- -------------- -------------- ------------- -------------- --------------
                       $  .05-.20     1,393,189          3.58     $       .19      1,393,189     $     .19
                          .55-.77     1,221,000          9.01             .70        855,000           .67
                  ---------------- -------------- -------------- ------------- -------------- --------------
                        $ .05-.77     2,614,189          6.47     $       .43      2,248,189     $     .38
                  ---------------- -------------- -------------- ------------- -------------- --------------



--------------------------------------------------------------------------------
                                                                            F-17

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Stock                 During the year ended December 31, 2001 the Company
     Subscriptions         issued  1,736,781 shares of its common  stock for
     Receivable            $1,175,233  of stock  subscriptions  receivable,  net
                           of offering costs of $127,353, of which $717,586 of subscriptions receivable with corresponding shares of 956,781 were issued to relatives of an officer of the Company. The subscriptions had an original due date of June 30, 2002. During the year ended December
                           31, 2002, the Company determined that only $48,071 of the remaining uncollected subscriptions receivable including those to a relative would be collected. The Company cancelled 246,666 shares of its common stock related to the uncollectible subscriptions receivable. The remaining subscriptions receivable are now due between August 15, 2008 and November 1, 2010, including interest at 8% per annum.


16.  Commitments           Operating Leases
     and                   The Company leases office  facilities  under
     Contingencies         non-cancelable  operating  leaseswhich expire in the
                           year 2005. Rental expense incurred under these leases for the years ended December 31, 2002 and 2001 totaled approximately $115,000 and $97,000, respectively. At December 31, 2002 the future minimum lease payments under these operating leases are as follows:


                                Year                       Amount
                                ----                       ------

                                2003                   $    104,000
                                2004                        108,000
                                2005                         74,000
                                                       -------------

                           Total future minimum
                            lease payments             $    286,000
                                                       -------------



--------------------------------------------------------------------------------
                                                                            F-18

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Commitments           Employment Agreement
     and                   During  the  year  ended  December  31,  2002,  the
     Contingencies         Company  entered  into  anemployment  agreement  with
     Continued             the President of the Company.  The agreement provides
                           the President with a salary, participation in employee benefit plans and severance pay. The employment agreement expires August 20, 2007.
                           However, the Company may terminate the President at any time after all debts owed to him have been paid off and all loans guaranteed by him have been paid off or other guarantor substituted. Severance pay shall be equal to one year's annual salary and employee benefits, provided that such compensation shall not be due in any month that the average daily price of NEBO stock exceeds $1.00 per share.

                           Factored Receivables
                           The Company entered into agreement to sell its accounts receivable to a financing company in November 2002. The Company receives 90% of the face value of receivables sold and is required to repurchase receivables at face value upon request. At December 31, 2002 the uncollected receivable balance that the Company may be required to repurchase totals $487,780. The Company has not been asked to repurchase any accounts receivable to date. The Company recorded a loss of $131,436 and $6,200 on the sale of receivables to the financing company for the years ended December 31, 2002 and 2001, respectively.

                           Litigation
                           The Company is involved in lawsuits ensuing out of the normal course of business. The Company believes it has adequately accrued for possible losses that could have a material effect on its financial position or results of operations.


17.  Supplemental          During the year ended December 31, 2002, the Company:
     Cash Flow
     Information           |X|      Issued 5,207,553 shares of convertible
                                    preferred stock and 314,013 of mandatorily redeemable shares of convertible preferred stock in exchange for debt with a value of $791,694, accrued interest of $112,619 and consulting compensation of $200,000.

                           |X| Issued 4,546,692 shares of common stock in exchange for services of $1,401,584.


--------------------------------------------------------------------------------
                                                                            F-19

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Supplemental          |X|      Acquired a vehicle for debt in the amount of
     Cash Flow                      $39,068.
     Information
     Continued             |X|      Eliminated stock subscriptions receivable of
                                    $966,151 in exchange for the return of
                                    6,666 shares of common stock

                           |X| Acquired a patent in exchange for accrued royalty payable of $120,000.

                           During the year ended December 31, 2001, the Company:

                           |X| Issued 260,280 shares of common stock in exchange for debt with a value of $195,210.

                           |X| Issued 77,039 shares of common stock in exchange for accrued interest totaling $57,779.

                           |X| Acquired software totaling $57,506 that was financed through a capital lease.

                           |X| Sold land with a cost of $20,800 to an officer in exchange for partial payment of a note payable to the officer of $20,800.

                           |X| Issued 1,736,781 of common stock in exchange for subscriptions receivable totaling $1,302,586. A total of $201,664 of the subscriptions receivable were collected
                                    subsequent to December 31, 2001 and are
                                    classified as current assets.





                                                             Years Ended
                                                             December 31,
                                                        ------------------------
                                                            2002        2001
                                                        ------------------------

                           Interest                     $  208,945   $  517,058

                           Income taxes                 $        -   $        -
                                                        ------------------------


--------------------------------------------------------------------------------
                                                                            F-20

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Related Party         Related party transactions are as follows:
     Transactions
     Not Otherwise         2002
     Disclosed
                           |X|      The  Company   during  2002   modified  the
                                    terms  of  certain  stock subscription
                                    agreements and cancelled subscriptions receivable of $488,151 to purchase approximately 650,867 shares of the company's common stock due from relatives of the Company's President and an employee of the Company. Based on the modified terms for the individual subscriptions, the price ultimately paid by certain related parties for common stock issued in 2001 under subscriptions receivable is as follows: 1) relatives of the President received 570,114 shares at $.06 per share; and 2) an employee including entities controlled by the employee received 320,000 shares at $.41 per share.

                           2001

                           |X| The Company sold land with a historical cost of $20,800 to an officer of the Company in exchange for payment on a note payable due to the officer.

                           |X| The Company issued 226,285 shares of common stock in exchange for a reduction of debt of $160,210 and accrued interest of $9,504 payable to relatives of an officer and shareholders of the Company.

                           |X| The Company at December 31, 2001 has subscriptions receivable from relatives of the Company's President of $717,586.


19.  Retirement            The Company sponsors a defined  contribution 401(K)
     Plan                  profit sharing plan for all eligible  employees.
                           Employees may contribute a percent of their annual compensation subject to regulatory limitations.
                           Contributions by the Company are discretionary and the Company may elect not to contribute in any given year. The Company made contributions of approximately
                           $3,000 and $8,000 for the years ended December 31, 2002 and 2001, respectively.




--------------------------------------------------------------------------------
                                                                            F-21

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

20.  Major                 Sales to  customers  which  exceeded 10% of total
     Customers             sales are as follows for the years ended December
                           31,:


                                                          2002        2001
                                                        ------------------------

                           Customer A                   $ 619,000   $   571,098
                           Customer B                     438,000             -


21.  Fair Value of         The Company's  financial instruments consist of cash,
     Financial             receivables, payables, and notes payable.  The
     Instruments           carrying  amount of cash,  receivables  and  payables
                           approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


22.  Recent                In June 2001,  the Financial  Accounting  Standards
     Accounting            Board issued  Statement of Financial  Accounting
     Pronounce-            Standards No. 143, "Accounting for Asset Retirement
     ments                 Obligations".  This Statement addresses financial
                           accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                           Statement addresses financial accounting and reporting for the disposal of long-lived assets. The
                           Company does not believe that adoption of this statement will have a mutual effect on the Company's financial position.



--------------------------------------------------------------------------------
                                                                            F-22

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

22.  Recent                In August 2001, the Financial  Accounting  Standards
     Accounting            Board issued  Statement of Financial  Accounting
     Pronounce-            Standards No.144 "Accounting for the Impairment of
     ments                 Long-Lived  Assets".  This Statement  addresses
     Continued             financial accounting and reporting for the impairment
                           of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB
                           Statement 121 and APB Opinion No. 30. This Statement retains certain fundamental provisions of Statement
                           121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations.
                           This Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

                           The adoption of SFAS No. 144 did not have a significant impact on the financial position or results of operations of the Company.

                           In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.



--------------------------------------------------------------------------------
                                                                            F-23

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

22.  Recent                In June 2002, the FASB issued SFAS No. 146,
     Accounting            "Accounting  for Costs  Associated with Exit or
     Pronounce-            Disposal  Activities." This standard,  which is
     ments                 effective for exit or  disposal  activities initiated
     Continued             after  December  31, 2002,  provides  new guidance on
                           the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

                           In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or results of operations.



--------------------------------------------------------------------------------
                                                                            F-24

                                                             NEBO PRODUCTS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

22.  Recent                In January  2003, the Financial Accounting Standards
     Accounting            Board  (FASB)  issued Interpretation  No. 46,
     Pronounce-            Consolidation of Variable  Interest  Entities (FIN
     ments                 No. 46), which addresses consolidation by business
     Continued             enterprises of variable interest entities.  FIN  No.
                           46  clarifies  the  application  of  Accounting
                           Research  Bulletin  No.  51,  Consolidated  Financial
                           Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                           In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
                                                                            F-25