Form 10QSB
period 2003-03-31
NEBO PRODUCTS INC
filed 2003-05-15
CIK 1135302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003.


[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________


Commission File No. 333-56552




                               NEBO PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)


         Utah                                                   87-0637063
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


                12382 Gateway Parkplace #300, Draper, Utah 84020
                    (Address of principal executive offices)


                                 (801) 495-2150
                           (Issuer's telephone number)



The number of shares outstanding of issuer's common stock as of May 9, 2003 was 21,777,741 shares.

Transitional Small Business Issuer Disclosure Format
(Check one): Yes [   ]  No   [X]

                                Table of Contents

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................1

         Notes to Financial Statements...................................4

Item 2.  Management's Discussion and Analysis or Plan of Operation.......6

Item 3.  Controls and Procedures.........................................9


PART II - OTHER INFORMATION

Item 5.  Other Information...............................................9

Item 6.   Exhibits and Reports on Form 8-K...............................9

Signatures    ..........................................................11

Certifications..........................................................12

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               NEBO Products, Inc.

                                  Balance Sheet

                                                                        March 31, 2003        December 31,
                                                                         (Unaudited)             2002
                                                                      --------------------------------------
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                                          $         11,877      $      77,712
     Accounts receivable, net                                                    138,753             60,759
     Inventory                                                                   263,462            399,857
     Other current assets                                                         35,690             30,060
                                                                      ------------------- ------------------
         Total current assets                                                    449,782            568,388


     Property and equipment, net                                                 139,882            152,205
     Intangibles, net                                                            119,500            125,735
                                                                      ------------------- ------------------
               Total assets                                             $        709,164      $     846,328
                                                                      =================== ==================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
     Accounts payable                                                            512,425            606,237
     Accrued liabilities                                                         224,633            233,855
     Deferred revenue                                                             63,567                  -
     Short-term notes payable                                                    190,869            291,680
     Current portion of long-term debt, related party                            288,283            281,451
     Current portion of long-term debt                                            99,510             81,922
                                                                      ------------------- ------------------
         Total current liabilities                                             1,379,287          1,495,145

     Long-term debt                                                              500,116            471,704
     Long-term debt, related party                                               251,515            213,442
                                                                      ------------------- ------------------
               Total liabilities                                               2,130,918          2,180,291
                                                                      ------------------- ------------------
     Commitments and contingencies                                                     -                  -
     Redeemable Convertible Preferred Stock                                       62,803             62,803
     STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; stated value $0.20 (Series A):
     100,000,000 shares authorized; 5,2207,553 issued and
     outstanding with liquidation preference of $1,041,510                     1,041,510          1,041,510
     Common stock, no par value, voting; 100,000,000 shares
       authorized; 23,777,471 and 19,627,471 shares issued and
       outstanding                                                             3,349,025          3,306,025
     Subscriptions receivable                                                    (48,071)           (48,071)
     Accumulated deficit                                                      (5,827,021)        (5,696,230)
                                                                      ------------------- ------------------
         Total stockholders' deficit                                          (1,484,557)        (1,396,766)

                                                                      ------------------- ------------------
               Total liabilities and stockholders' deficit              $        709,164      $     846,328
                                                                      =================== ==================







                             See accompanying notes.

                               NEBO Products, Inc.

                            Statements of Operations

                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
                                                                        2003             2002

                                                                   ---------------- ---------------
                Net Sales                                          $       652,336   $     597,305
                Cost of sales                                              396,975         297,318
                                                                   ---------------- ---------------
                                   Gross profit                            255,361         299,987

                Operating Expenses:
                    Selling Expense
                    General and Administrative Expenses:                   134,167         163,467
                        Payroll and related expense                         83,732         124,111
                        Professional fees                                   43,396         325,866
                        Facilities expense, including depreciation          65,244          56,201
                        Other general and administrative expenses           32,357          34,929
                                                                   ---------------- ---------------
                            Total general and administrative               224,729         541,107
                               expenses
                                                                   ---------------- ---------------
                            Total operating expenses                       358,896         704,574
                                                                   ---------------- ---------------




                                   Loss from operations                   (103,535)       (404,587)

                Other income (expense):
                Interest expense                                           (31,500)        (63,345)
                Loss on sale of accounts receivable                         (3,047)        (20,325)
                Other                                                        7,291          (2,385)
                                                                   ---------------- ---------------
                          Total other income (expense)                     (27,256)        (86,055)
                Income taxes                                                    --              --
                                                                   ---------------- ---------------
                Net loss                                           $      (130,791)  $    (490,642)

                                                                   ================ ===============

                EARNINGS PER SHARE-BASIC AND DILUTED:

                Net loss per common and common equivalent          $         (0.01)  $       (0.03)
                share - basic and diluted

                WEIGHTED AVERAGE OUTSTANDING COMMON AND COMMON
                EQUIVALENT SHARES-BASIC AND DILUTED
                                                                        19,700,000      14,704,000








                             See accompanying notes.

                               NEBO Products, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           2003               2002
                                                                     -----------------  -----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $       (130,791)  $       (490,642)

         Adjustments to reconcile net loss to net cash
           used in operating activities:
               Depreciation and amortization                                   17,497             10,494
               Provision for losses on accounts receivable                       (490)              (951)
               Stock compensation for services                                 13,000            302,400
               Stock option compensation for services                               -             40,266
               Loss on disposal of asset                                        1,061                  -
               Loss on sales of accounts receivable                             3,047             20,325
               Net change in operating assets and liabilities:


                 Accounts receivable                                          (80,551)            (1,810)
                 Inventory                                                    136,395             97,584
                 Prepaid expenses                                                   -           (127,550)
                 Other current assets                                          (5,630)            (3,197)
                 Accounts payable                                              32,530           (215,806)
                 Accrued liabilities                                           (9,222)            (9,210)
                 Deferred Revenue                                              63,567                  -
                                                                     -----------------  -----------------
                     Net cash provided by (used in) operating                  40,413           (378,097)
         activities

         CASH FLOWS USED IN INVESTING ACTIVITIES
              purchase of property and equipment                                    -               (413)

                                                                     -----------------  -----------------

         CASH FLOWS FROM FINANCING ACTIVITIES
              Cash over-draft                                                       -             24,814
              Proceeds from long and short-term debt                          131,304            148,016
              Principal payments on short and long-term debt                 (237,552)           (46,777)
              Proceeds from stock subscriptions                                     -            201,664
              Proceeds from stock issuance                                          -                  -
                                                                     -----------------  -----------------
                     Net cash (used in) provided by financing
                       activities                                            (106,248)           327,717
                                                                     -----------------  -----------------

         NET CHANGE IN CASH                                                   (65,835)           (50,793)

         Cash and cash equivalents, beginning of period                        77,712             50,793

                                                                     -----------------  -----------------
         Cash and cash equivalents, end of period                    $         11,877   $         13,049
                                                                     =================  =================









                             See accompanying notes.

                               NEBO Products, Inc.

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2003


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation


The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. NEBO Products, Inc. (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.


These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2002.


Operating results for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.


Net Loss Per Common Share


Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 2003, there were warrants, options and preferred shares outstanding convertible into 8,787,757 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


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

                                                     Three Months Ended
                                                          March 31:
                                                 ----------------------------
                                                 ----------------------------
                                                     2003          2002
                                                 ----------------------------
                                                 ----------------------------

Net loss - as reported                           $   (130,791) $   (490,642)

Deduct total stock based employee compensation
expense determined under fair value based method
for all awards, net of related taxes
                                                      (39,910)      (21,720)
                                                 ----------------------------
                                                 ----------------------------

Net loss - pro forma                             $   (170,701) $   (512,362)
                                                 ----------------------------
                                                 ----------------------------
Diluted loss per share - as reported             $       (.01) $       (.03)
                                                 ----------------------------
                                                 ----------------------------
Diluted loss per share - pro forma               $       (.01) $       (.03)
                                                 ----------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                    2003             2002
                                                    ----             ----
        Expected dividend yield              $          -   $           -
        Expected stock price volatility            128.00%          94.14%
        Risk-free interest rate                      4.50%           5.25%
        Expected option life                   .25-5 years        .5 years


The weighted average fair value of each option and warrant granted during the periods ended 2003 and 2002 was $.02 and $.07, respectively.

NOTE 2 -- CASH FLOW INFORMATION

During the period ended March 31, 2003, the Company recorded non-cash expenses of $13,000 related to common stock issued as compensation for services. The Company paid $35,784 and $63,345 in interest for the quarters ended March 31, 2003 and 2002, respectively, and paid no amount in income taxes.

During the period ended March 31, 2003, the Company entered into certain settlement agreements in which it exchanged accounts payable of $126,342 for debt of $96,342 and issued 1,500,000 shares of the Company's common stock valued at $30,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, and the audited financial statements as of and for the year ended December 31, 2002 and related notes thereto.


Outlook


         Cash requirements through the end of 2003 will vary based upon a number of factors including, but not limited to, possible losses from operations, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth.


         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company does not anticipate any material capital expenditures for research and development in the next 12 months. Existing facilities and equipment are projected to be sufficient to meet growth needs during that period.


         The Company is actively engaged in an effort to return the Company to profitability, to recapitalize the business and to facilitate sales growth. The success of these efforts relies in part on raising additional cash through either additional borrowings or through the sale of stock. There is no assurance, however, that the Company will be successful in increasing its borrowing capacity or in obtaining financing, either debt or equity, that would be on terms that are favorable to the Company or in amounts sufficient to meet all of its needs. Any such financing transaction will affect the Company's results of operations and its financial condition during 2003.


         A substantial portion of our products is manufactured by third-party manufacturers at their international facilities predominantly located in China. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively affected. For example, the Severe Acute Respiratory Syndrome (SARS) outbreak in China and other parts of Asia could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, if we were unable to very quickly identify alternate supply or manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted.


Results of Operations


Three months ended March 31, 2003, compared to the three months ended March 31, 2002


         During the three months ended March 31, 2003, the Company had net sales of $652,336, reflecting an increase of $55,031, or 9.2%, compared to net sales of $597,305 for the same period in 2002. Net sales in both periods were derived from the sale of sporting goods and hardware products. The Company believes that this increase in sales is mainly attributable to the introduction of new products and a new factory direct sales program that eliminates substantial selling, general and administrative expenses as well as financing costs and allows the Company to offer its products at substantially lower prices. Maintaining a higher level of sales in 2003 than reported in 2002 will require additional capital to provide for adequate inventories.


         Cost of goods sold increased $99,657 or 33.5% from $297,318 for the first quarter of 2002 to $396,975 for the same period in 2003. This increase was due primarily to the introduction of the factory direct program described above as well as to changes in the Company's sales mix and the liquidation of certain stale inventory at or below cost. Gross profit decreased $44,626 or 14.9% from $299,987 for the three months ended March 31, 2002, to $255,361 in the first quarter of 2003. Gross margin percentages decreased to 39.1% during the first quarter of 2003 from 50.2% for the three months ended March 31, 2002, primarily as a result of the factory direct program and as a result of the liquidation of overstocked inventory at reduced prices.


         Selling, general, and administrative expenses were $358,896 and $704,574 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $345,678 or approximately 49.1%. The decrease is primarily a result of reduced professional and consulting fees paid in the first quarter of 2003 as compared with the first quarter of 2002. During the first quarter of 2002, the Company paid substantial amounts in non-cash compensation to consultants; virtually no such fees were paid in the first quarter of 2003. The overall reduction is secondarily a result of a reduction in payroll expenses associated with a reduction in force implemented in the fourth quarter of 2002.


         Interest expense was $31,500 and $63,345 for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $31,845 or 50.3% and is due primarily to the conversion of approximately $1.1 million of debt to preferred stock and secondarily due to lower rates of interest negotiated with creditors in the third and fourth quarters of 2002. Under an existing factoring line the Company reported that it realized a small loss of $3,047 in the first quarter of 2003 compared to a loss on the sale of accounts receivable totaling $20,325 in the first quarter of 2002. This was primarily the result of recapturing a reserve for loss on sale recorded in the fourth quarter of 2002; losses on sale of accounts receivable reflect financing costs akin to interest expense under a traditional line of credit.


         The Company had a net loss for the three months ended March 31, 2003 of $130,791 or approximately $0.01 per share, compared to a net loss of $490,642, or approximately $0.03 per share in 2002. This reduction in net loss is primarily a result of reduced selling, general and administrative expenses during the first quarter of 2003.


         We expect that uncertainties associated with current international events, including the lingering effects of the war in Iraq and the concerns associated with SARS, which began toward the end of our first quarter, might adversely affect our future sales and earnings.


Liquidity and Capital Resources


         The Company had cash balances of $11,877 and $77,712 at March 31, 2003 and December 31, 2002, respectively. The working capital deficit at March 31, 2003, was $932,872, compared to a working capital deficit of $926,757 at December 31, 2002. As of December 31, 2002, the Company had total short-term debt and current portion of long-term debt of $655,053. At March 31, 2003, short-term and current portion of long-term debt totaled $578,662 (before adjustment for current long-term debt) and bore interest at rates ranging from prime plus 5% to 24% per annum. Long-term debt obligations to unrelated parties at March 31, 2003, excluding current maturities, totaled $500,116. This debt bears interest at rates ranging from 5% to 8% per annum. Long-term debt to related parties at March 31, 2003 excluding current maturities, totaled $251,515. This debt bears interest at rates ranging from 10.75% to 15% per annum. During the three months ended March 31, 2003, the Company borrowed $131,304 from new and existing lenders.


         The Company had an accumulated deficit of $5,827,021 at March 31, 2003, compared to a deficit of $5,696,230 at December 31, 2002. This deficit is attributed to accumulated losses since inception.


         Historically, the Company has financed operations principally through loans, private placements of equity and debt securities, and product sales. Net cash provided by operating activities was $40,413 during the three months ended March 31, 2003 and net cash used in operations for the three months ended March 31, 2002 was $378,097. The difference was primarily a result of the reduction in the net loss and to reductions in accounts payable during the first quarter of 2002.


         On November 9, 2001, the Company entered into an agreement with Summit Financial Resources, LLP ("Summit"). The Summit financing agreement is a two-year renewable arrangement with a maximum credit line of $1,000,000. The availability on the credit line is based on advance rates on accounts receivable and inventory; during the three months ended March 31, 2003, the advance rate on accounts receivable was reduced from 90% to 70%. The accounts receivable component is based on a factoring arrangement and the inventory component is based on eligible inventory not to exceed the lesser of $250,000 or a ratio of 2:1 eligible accounts receivable to eligible inventory. Treatment of factored receivables is accounted for under FAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, factored receivables are accounted for as a sale and a corresponding net loss attributable to those sales has been recognized as of March 31, 2003 of $3,047. Interest is calculated on the daily outstanding balance and charged monthly in arrears based on the prime rate plus 4% for uncollected sold accounts receivable component and the prime rate plus 5% on the inventory or loan component. The maximum is only available if the eligible accounts receivable and inventory are at levels that provide for advances up to the new maximum loan amount. The levels of accounts receivable and inventory are affected by seasonality and other factors, which have an affect on the availability under the credit agreement. At March 31, 2003, the balance outstanding on the loan with Summit was $87,617 after adjustment for that portion of receivables for which title had been transferred to Summit.

         Separately, the Company converted its line of credit with Jeff Holmes into a subordinated term note with a principal balance of $291,000. Mr. Holmes is the brother of the Company's CEO, Scott Holmes.


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

        o A significant portion of the proceeds in the offering was comprised of subscriptions receivable, consisting of promissory notes. Of these subscriptions receivable, approximately $717,600 was received in connection with the sale of approximately 957,000 shares of common stock to relatives of the Company's president and CEO. The subscriptions had a due date of June 30, 2002. Due to the declining market prices of the common stock, a substantial portion of those notes remained unpaid at December 31, 2002. Consequently, the Company has determined that this asset is impaired and determined that approximately $48,500 of these receivables remains collectible.

        o The Company has cancelled 246,666 shares of common stock originally issued upon receipt of the impaired portion of the subscriptions receivable. The remaining subscriptions receivable are now due between August 15, 2008 and November 1, 2010, including interest at the rate of 8% per annum.


         The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and other securities, reducing debt and attaining future profitable operations. Management's plans include expanding market share through the introduction of new products, whether developed internally or through acquisition and obtaining equity financing through the sale of its equity securities. However, there can be no assurance that such financing will come available.


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


Item 3.    Controls and Procedures


         Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange
Act). Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.



                           PART II. OTHER INFORMATION


Item 5.  Other Information


         On April 28,2003, the Company terminated the services of Mr. Jerry Mika, Vice President of Sales. The Company is currently evaluating options with regard to staffing the sales function.


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

10.8              Feather River Trust Note (1)
10.9              Meyers Note (1)
10.10             Christensen Note (1)
10.11             Branch Note (1)
10.12             S&L Family Trust Note and Agreement (1)
10.13             New SK Management Trust Note dated September 30, 2001 (2)
10.14             New Branch Note dated September 1, 2001 (2)
10.15             New Meyers Note dated September 1, 2001 (2)
10.16             New Feather River Trust Note dated September 4, 2001 (2)
10.17             New S&L Family Trust Note dated September 30, 2001 (2)
10.18 Set-Off and Release Agreement between NEBO Products, Inc. and Pete Chandler dated as of December 28, 2001 (4)
10.19 Set-Off and Release Agreement between NEBO Products, Inc. and Suzanne Heaton dated as of December 28, 2001 (4)
10.20 Set-Off and Release Agreement between NEBO Products, Inc. and Rodger Smith dated as of December 28, 2001 (4)
10.21             Management Agreement dated September 20, 2002 (5)
10.22             Termination Agreement dated October 17, 2002 (6)
10.23             Press Release of October 18, 2002 (6)
10.24.1.1         Press Release of November 14, 2002 (7)
10.24.1.2         Press Release of November 26, 2002 (7)
10.25 Employment Agreement dated August 21, 2002, between the Company and its president/CEO (8)
10.26             Secured promissory note payable to Durham Jones & Pinegar (8)
99.1              2001 Stock Option Plan (1)
99.2              Certification under Sarbanes-Oxley Act

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


7) Incorporated by reference to the same-numbered exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2002.


8) Incorporated by reference to the same-numbered exhibit in the Company's report on Form 10-KSB filed for the year ended December 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEBO Products, Inc.



Date: May 15, 2003                 By: /s/ Scott Holmes
                                       ----------------------------------------
                                          Scott Holmes, Chief Executive Officer


Date:  May 15, 2003                By: /s/ Jeremy Thorpe
                                       ----------------------------------------
                                          Jeremy Thorpe, Accountant
                                         (Principal Accounting Officer)

                                 CERTIFICATIONS



I, Scott Holmes certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

                                    /s/ Scott Holmes
                                  -----------------------------------
                                  Scott Holmes
                                  President and Chief Executive Officer

I, Jeremy Thorpe certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003

                             /s/ Jeremy Thorpe
                            --------------------------
                            Jeremy Thorpe
                            (Chief Accounting Officer)